Form 10QSB
period 2003-06-30
KS E MEDIA HOLDINGS INC
filed 2003-08-14
CIK 1197380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                        Commission File Number 333-102118



                            KS E-MEDIA HOLDINGS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                             98-0383571
   ----------------------------------   -------------------------------------
    (State of other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)


       1500 West Georgia Street, Suite 1400                   V6G 2Z6
       Vancouver, British Columbia, Canada
 ----------------------------------------------           --------------
    (Address of Principal Executive Offices)                (Zip Code)


               Issuer's telephone number:                   (604) 806-3680
                                                            --------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   YES    X                       NO
                                       --------                      ----------


Common stock, no par value, 2,899,084 issued and outstanding as of July 31, 2003.

                                      INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION...............................................3

        ITEM 1.   FINANCIAL STATEMENTS.......................................3

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN .............14
                  OF OPERATIONS

        ITEM 3.   CONTROLS AND PROCEDURES...................................21


PART II - OTHER INFORMATION.................................................22

        ITEM 2.   CHANGES IN SECURITIES.....................................22

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................22

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                          Page

Consolidated Balance Sheets..................................................4

Consolidated Statements of Operations........................................5

Consolidated Statements of Cash Flows........................................6

Notes to the Consolidated Financial Statements...............................7

KSE-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
                                                    June 30,    September 30,
                                                      2003          2002
ASSETS                                                  $             $
                                                   (unaudited)    (audited)
Current Assets

 Cash                                                  2,263       13,104
 Accounts receivable                                   2,594           47
 Inventory                                             5,285        5,274
 Prepaid expense                                       3,000        3,700
--------------------------------------------------------------------------------
Total Current Assets                                  13,142       22,125

Product License and Website                            6,237        6,180
  Development Costs(Note 4)
--------------------------------------------------------------------------------
Total Assets                                          19,379       28,305
================================================================================

LIABILITIES

Current Liabilities
 Accounts payable                                     13,509        6,865
 Accrued liabilities                                   4,200        1,000
 Loan from related party (Note 5)                      5,000         --
--------------------------------------------------------------------------------
Total Liabilities                                     22,709        7,865
--------------------------------------------------------------------------------
Commitments (Note 4)
Contingency (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - 5,000,000 shares authorized;          --           --
 par value of $0.0001; none issued

Common Stock - 30,000,000 shares authorized;
 par value of $0.0001; 2,899,084 and 2,780,000
 issued and outstanding respectively                     290          278

Additional Paid-in Capital                            69,967       57,222

Donated Capital (Note 5)                               4,000        1,750
--------------------------------------------------------------------------------
                                                      74,257       59,250
Deficit Accumulated During the Development Stage     (77,587)     (38,810)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                  (3,330)      20,440
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            19,379       28,305
================================================================================

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                Accumulated From                                                   From
                                  February 28,                                                 February 28,
                                     2002          Three Months  Three Months   Nine Months         2002
                              (Date of Inception)      Ended         Ended         Ended    (Date of Inception)
                                  to June 30,        to June 30,   to June 30,  to June 30,     to June 30,
                                     2003               2003          2002         2003            2002
                                       $                  $             $            $               $
Revenue                              3,246              2,540           49        3,150              49

Cost of Goods Sold                     905                317           --          866              --
---------------------------------------------------------------------------------------------------------------
Gross Profit                         2,341              2,223           49        2,284              49
---------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                38,375             11,353        7,225       26,423           7,725
Advertising and marketing              497                 36          311          147             311
Amortization                         4,206              1,229          618        2,971             618
Bank charges and interest            1,071                188          585          345             592
Consulting (Note 5)                 22,436                 --       12,315        3,210          13,920
Donated rent (Note 5)                4,000                750          250        2,250           1,000
Foreign exchange (gain)                659               (345)         632         (730)            632
Office                               3,099                 36          843        1,907             843
Organizational                         756                 --          593           --             991
Regulatory                           4,829              2,663           --        4,538              --
---------------------------------------------------------------------------------------------------------------
Total expenses                      79,928             15,910       23,372       41,061          26,632
---------------------------------------------------------------------------------------------------------------
Net Loss For The Period            (77,587)           (13,687)     (23,323)     (38,777)        (26,583)
===============================================================================================================
Net Loss Per Share - Basic                              (0.00)       (0.01)       (0.01)          (0.01)
===============================================================================================================
Weighted Average Shares
Outstanding                                         2,839,000    2,475,000    2,839,000       2,475,000
===============================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



















  (The accompanying notes are an integral part of these financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                                                                       From
                                                                                   February 28,
                                                                  Nine Months          2002
                                                                     Ended      (Date of Inception)
                                                                  to June 30,       to June 30,
                                                                      2003             2002
                                                                        $                $


Cash Flows to Operating Activities

  Net loss for the period                                           (38,777)          (26,583)
  Adjustments to reconcile net loss to cash
    Amortization                                                      2,971               618
    Donated overhead                                                  2,250             1,000

  Changes in operating assets and liabilities
    (Increase) in accounts receivable                                (2,547)               --
    (Increase) in inventory                                             (11)           (5,602)
    Decrease (increase) in prepaid expense                              700            (3,000)
    Increase in accounts payable and accrued liabilities              9,844             4,016
-----------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                               (25,570)          (29,551)
-----------------------------------------------------------------------------------------------------
Cash Flows Used in Investing Activities
 Purchase and development costs of website                           (3,028)           (4,532)
 Purchase of license                                                     --            (2,884)
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (3,028)           (7,416)
-----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from related party loan                                     5,000                --
 Proceeds from issuing shares, net of offering costs                 12,757            37,500
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            17,757            37,500
-----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                         (10,841)              533
Cash - Beginning of Period                                           13,104                --
-----------------------------------------------------------------------------------------------------
Cash - End of Period                                                  2,263               533
=====================================================================================================
Non-Cash Financing Activities                                            --                --
=====================================================================================================

Supplemental Disclosures

Interest paid                                                            --               300
Income tax paid                                                          --                --












  (The accompanying notes are an integral part of these financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)


1.   Development Stage Company

     KS E-Media Holdings, Inc. herein (the "Company") was incorporated in the State of Delaware, U.S.A. on February 28, 2002. On April 1, 2002, the Company acquired Kama Sutra Media Ltd. ("KSM"), an online fulfillment company that markets unique products to the internet consumer. KSM currently owns a website known as KamaSutracd.com which offer products and services for an adult target market. The core products will include games, multimedia compact-discs, DVDs, books and magazines based on the Secret Art of Love-Making from Ancient India known as KAMASUTRA. Currently the website offers its first products which are a multimedia CD called KamasutraCD and the Kamasutra Love Game. These products are offered through a website on a secure server, with full customer satisfaction guarantee, privacy, ease of order and quick delivery. Currently the website is fully functional and operational. The first CD offering is in inventory and is currently being offered for sale to the public. KSM management has created and is continuing to create distribution relationships with other suppliers of Kama Sutra themed products.

     The Company is in its earliest stage of development and is considered a development stage company. In a development stage company, management devotes most of its activities in developing its business plan. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and operate its business profitably. There is no guarantee that the Company will be able to raise any equity financing or operate at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003. The Company issued 119,084 common shares at $0.25 for total proceeds of $29,771 during the three month period ended June 30, 2003 pursuant to the SB-2 Registration Statement. Offering costs of $17,014 were deducted from these proceeds to net the Company $12,757.

2.   Summary of Significant Accounting Policies

     (a)  Consolidated Financial Statements

          The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Kama Sutra Media Ltd. from the date of acquisition being April 1, 2002. All intercompany transactions and balances have been eliminated.

     (b)  Year End

          The Company's fiscal year end is September 30.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2. Summary of Significant Accounting Policies (continued)

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Inventory

          Inventory, consisting of CD's and games available for sale over the Internet are recorded using the specific identification method and valued at the lower of cost or market.

     (e)  Product License and Website Development Costs

          The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

          Costs associated with the website consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs are not capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content are expensed as incurred.

          The Company has a distribution agreement with an unrelated individual in India pertaining to a product license that is being amortized over a three-year period.

     (f)  Foreign Currency Translation

          The Company's functional and reporting currency is the United States dollar. The financial statements of the Company's subsidiary are translated to United States dollars in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52 "Foreign Currency Translation". Transactions undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2. Summary of Significant Accounting Policies (continued)

     (f)  Foreign Currency Translation (continued)

          date  of  these   financials   statements,   entered  into  derivative
          instruments to offset the impact of foreign currency fluctuations.

     (g)  Revenue Recognition

          The Company recognizes revenue when a product is shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

     (h)  Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     (i)  Long-Lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (j)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2. Summary of Significant Accounting Policies (continued)

     (k)  Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Areas where significant estimates have been applied include the fair value of donated rent and recoverability of website costs and patent. Actual results could differ from those estimates.

     (l)  Financial Instruments

          The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (m)  Interim Financial Statements

          The interim unaudited financial statements for the nine months ended June 30, 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     (n)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2. Summary of Significant Accounting Policies (continued)

     (n)  Recent Accounting Pronouncements (continued)

          derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The adoption of this standard currently has no effect on the Company's results of operations and financial position.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
          Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The adoption of this standard currently has no effect on the Company's results of operations and financial position is not expected to be material.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

2. Summary of Significant Accounting Policies (continued)

     (n)  Recent Accounting Pronouncements (continued)

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   Share Acquisition and Underlying Asset Acquisition

     On April 1, 2002, pursuant to a Share Purchase Agreement, the Company purchased in an arms length transaction, all the shares of Kama Sutra Media Ltd. ("KSM") for total consideration of CAD$25,000. As consideration for the shares of KSM, the Company issued a promissory note for CAD$25,000. The promissory note was unsecured, due on demand, and bore interest at 10%. The promissory note was paid on June 7, 2002 out of proceeds from a private placement.

     The acquisition was accounted for as a purchase of assets. The purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition.

     Prior to the acquisition of KSM, KSM had no operations of any kind other than acquiring inventory and a distribution agreement and related prepaid royalty and website. These assets were acquired by KSM for CAD$25,000 but said assets did not constitute a business as described in EITF 98-3 as the business plan had not been activated, marketing had not begun, no sales had been made and the business plan was in its earliest development stage.

     The purchase price was allocated as follows:

                                                          CAD$

                Inventory                                 8,494
                Prepaid royalty                           4,650
                Website                                   7,030
                Distribution agreement                    4,826
                                                      -----------
                                                         25,000
                                                      ===========

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

4.   Product License and Website Development Costs

     The Company's wholly-owned subsidiary, KSM is party to a distribution agreement dated May 19, 2001 (as amended February 21, 2002) with Amit Raheja of Bombay, India in which KSM has been granted the right to manufacture and distribute for sale under license from Amit Raheja the Kama Sutra CD. Pursuant to this agreement, the Company is required to pay Mr. Raheja the following royalties:

     1) US$3.00  per disc for the first 1,500 CD's  manufactured
     2) US$0.90 per disc for the next 50,000 CD's manufactured
     3) US$0.60 per disc for the next 50,000  CD's  manufactured
     4) US$0.25  per disc for CD's  manufactured  in excess of 100,000

               An advance in royalties of                                     June 30,          September 30,
      US$3,000 was paid to Mr. Raheja on May                                  2003              2002
      19, 2001. All rights, titles and                                        Net Carrying      Net Carrying
      interest were assigned to the                        Accumulated        Value             Value
      subsidiary on March 13, 2002.            Cost        Amortization       $                 $
                                               $           $                  (unaudited)       (audited)

      Product license                          2,883       1,200              1,683             2,403
      Website development costs                7,558       3,004              4,554             3,777
      -------------------------------------------------------------------------------------------------------
                                              10,441       4,204              6,237               6,180
      =======================================================================================================

The product license and website development costs are being amortized over their estimated useful lives of three years.

5.   Related Party Transactions/Balances

     (a) The Company has received donated overhead from the President of the Company valued at $250 per month or $2,250 for the nine-month period ended June 30, 2003.

     (b) The Company has paid $Nil for the nine month period ended June 30, 2003 (Fiscal 2002 - $7,500) in consulting fees to the President of the Company.

     (c) The President of the Company advanced a $5,000 loan to the Company, which is non-interest bearing, unsecured and payable on demand.

6.   Common Shares

     The Company issued 119,084 common shares at $0.25 for total proceeds of $29,771 during the three month period ended June 30, 2003 pursuant to the SB-2 Registration Statement. Offering costs of $17,014 were deducted from these proceeds to net the Company $12,757.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operations for the Next Twelve Months

The Company was incorporated in the State of Delaware on February 28, 2002. Since inception, it has relied primarily on equity financings to fund its operations. Funds required to finance the Company's internet services, product inventory, marketing efforts and ongoing business have come primarily from debt and equity financing. The Company has not generated any significant operating revenues to date. The proceeds from the Company's current public offering as well as future financings will be necessary to meet our anticipated working capital needs during the current fiscal year. Potential sources of additional capital include private placements with institutional investors and/or additional public offerings of the Company's common stock.

The Company's plan of business encompasses the following steps.

   o     Raise capital of up to $250,000 through the sale of equity securities.

   o During the next three months develop and refine the Company's website including expending up to $50,000 to increase its internet presence through advertising placements on popular search engines.

   o To compliment the Company's website presence for the individual internet purchaser, the Company plans to also focus on the wholesale market (B2B). To support this B2B effort, the Company is developing a new distributor/wholesaler page on its website at an estimated cost of $5,000.

   o Also to compliment the Company's website presence, it plans to commence print advertising in several regional and national magazines and newspapers at an estimated cost of $10,000 during 2003.

   o To reach breakeven operations by the end of our current fiscal year (September 30, 2003) and generate a profit from operations by the end of the current calendar year of 2003.

   o Hire one salesperson as soon as funds are available and by the end of 2003, hire and train one or more additional sales staff.

   o Retain independent sales agents on a commission basis for the distribution of the Company's products.

   o Pay accrued consulting fees to Big Sky Management of $9,630 as of June 30, 2003 at the rate of $1,605 per month for six months.

   o Allocate up to $75,000 for product development and the purchase of new products. This includes completing pre-production of a second kama sutra CD (CD #2) and commencing production of CD #2 by the end of the fiscal year 2003. The Company is also planning to bring to market a third kama sutra CD and implement streaming video capability during the second quarter of fiscal 2004. The Company plans to bring a fourth kama sutra CD to market during the third quarter of fiscal 2004. Funds for these developments are expected to come from proceeds of additional invested capital and revenue from operations.

   o When sales volume justifies, anticipated to be during the second quarter of fiscal year 2004, to lease a small amount of warehouse space to store CD and Game inventory, the cost of which is expected to be minimal.

All of the above milestones are expected to be financed primarily from the proceeds of the Company's current public offering and to a lesser extent by operating revenues. If the amount raised in the Company's offering is less than half of the maximum proceeds sought, it expects to have to raise an additional $100,000 to $150,000 of outside capital investment in order to fully fund its business plan.

The Company has made initial progress in implementing its business plan. The Company's website, www.kamasutracd.com became active in January of 2002. The Company received its first internet orders in April of 2002 and has been receiving and processing orders since that time.

The Company will face considerable risks in each step of its business plan, such as the inability to raise the additional capital necessary to properly market its products. Other anticipated challenges include finding and retaining necessary employees and sales agents, meeting existing competitive pressures, reaching and motivating the Company's target markets and the change in technological formats from CD Rom to DVD.

The Company hopes to begin generating significant revenues from operations during 2003 but it does not anticipate generating positive cash flow until the end of 2003. The Company anticipates obtaining the capital which it will require to fund operations and growth through a combination of debt and equity financing. The Company anticipates that in the next 24 months, it will need approximately $250,000 to establish and promote its web-based business. Consequently, if the Company raises the maximum proceeds in its current stock offering ($250,000), it would expect to have sufficient funds to meet cash requirements for the next 24 months. If the Company raises only 50% of the maximum proceeds ($125,000), it would expect to have sufficient funds to meet cash requirements for the next 10-12 months assuming a program of reduced capital expenditures would be implemented. There is no assurance that the Company will be able to obtain necessary amounts of capital or that the Company's estimates of our capital requirements will prove to be accurate. As of the date of this prospectus we did not have any commitments from any other source to provide additional capital.

If lesser amounts of proceeds are realized from the Company's current stock offering, it would curtail print advertising expenditures and delay the hiring of full-time staff and securing larger office space. The Company will be forced to rely on its existing cash in the bank and funds loaned by management if insufficient investment capital threatens ongoing operations. The Company's management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be able to sustain only limited operations until such time as necessary funds can be raised or revenues generated.

Results of Operation

Three month period ended June 30, 2003 and 2002
-----------------------------------------------

The Company earned $2,540 of revenues for the quarter ended June 30, 2003 compared to $49 of revenues during the same period in 2002 during which time the Company was starting its business. Cost of goods sold was $317 resulting in gross profit of $2,223 for the three month period ended June 30, 2003.

Operating expenses decreased to $15,910 for the three months ended June 30, 2003 compared to $23,372 for the same period in 2002. This decrease represents KS E-Media's attempt to reduce costs of operations during the third fiscal quarter of 2003 while continuing to develop and implement is business plan during 2003. Accounting and legal fees aggregated $11,353 for the quarter ended June 30, 2003 compared to $7,225 for the same quarter in 2002. Increased professional fees related to the preparation of the Company's SB-2 Registration Statement. The Company paid no consulting fees during the quarter ended June 30, 2003 compared to $12,315 of consulting fees paid during the same quarter of 2002 and reflects the Company's plan to continue reducing operating expenses through the balance of fiscal year 2003. The Company paid $36 in office expenses and received $750 of donated rent from its president during the third fiscal quarter of 2003. During the same quarter of 2002, the Company paid $843 of office expenses and received $250 of donated rent from its president. The Company spent $36 on advertising and marketing for the quarter ended June 30, 2003 and spent $311 for advertising and marketing during the same quarter of 2002. The Company also incurred $2,663 of expenses relating to regulatory compliance matters. No similar expenses were incurred during the three month period ended June 30, 2002 since the Company was not a public company during that period.

During the three month period ended June 30, 2003 the Company reported a net loss of $13,687 compared to a net loss of $23,323 incurred during the same quarter of 2002. The smaller net loss resulted primarily from a reduction in consulting fees.

Nine month period ended June 30, 2003
-------------------------------------

For the first nine months of fiscal year 2003, the Company had total revenues of $3,150 compared to $49 of revenues recognized for the four month period ended June 30, 2002. Revenues during the first nine months of fiscal year 2003 reflect the sale of 156 CD's and 40 games including one wholesale order for 100 CDs. Cost of goods sold was $866 resulting in gross profit of $2,284 for the nine month period ended June 30, 2003. This compares to zero cost of goods sold and $49 gross profit for the four month period ended June 30, 2002. This increase reflects the fact that the Company commenced active business operations during the latter part of calendar year 2002.

Total expenses for the nine months ended June 30, 2003 aggregated $41,061 compared to $26,632 for the four month period ended June 30, 2002. This increase in operating expenses reflects the increase in active business operations during fiscal year 2003 as well as the fact that KS E-Media had been in existence for only four months as of June 30, 2002.

The Company incurred an operating loss of $38,777 for the nine months ended June 30, 2003 compared to an operating loss of $26,583 for the four month period ended June 30, 2002. The increased loss in the most recent nine month period reflects the increased business activity during fiscal year 2003 compared to the four month period from inception to June 30, 2002 during which time the Company was starting business operations.

Liquidity and Capital Resources

The Company has incurred operating losses since the inception of its business (February 28, 2002), and, as of June 30, 2003, it has an accumulated deficit of $77,587. At June 30, 2003, the Company had cash and cash equivalents of $2,263 and a net working capital deficit of $9,567.

To date, KS-E Media has funded its operations through the issuance of common stock and to a lesser extent through loans from related parties. During the nine month period of fiscal year 2003, the Company received a $5,000 loan from a related party. The Company's SB-2 registration statement was declared effective on May 7, 2003. The registration statement covers 1,000,000 shares of common stock being offered by the Company at $0.25 per share and 380,000 shares of common stock being offered by selling shareholders. As of June 30, 2003, the Company had sold 119,084 shares raising gross proceeds of $29,771. The offering continues through August 31, 2003. The Company also receives the benefit of having some of the costs of its premises donated by a related party having a total value of $2,250 through the nine months ended June 30, 2003.

We have used the cash raised through June 30, 2003 from the public offering of stock and the proceeds of a $5,000 loan as follows: $2,445 on developing our website; $17,014 on offering costs and professional fees such as legal and accounting related to the SB-2 Registration Statement; and $15,312 in operating activities.

The Company anticipates expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the enhancement of the Company's website. The Company is dependent on the proceeds from its current public offering and future debt or equity investments to sustain its operations and implement its business plan. Such financing may not be available in the amounts or at the times when the Company require, and will likely not be on terms favorable to the Company. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on anticipated results from operations and financial condition.

The Company's audited consolidated financial statements for the year ended September 30, 2002 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the Company's independent auditor has indicated that the Company's inability to generate sufficient revenue raises substantial doubt as to its ability to continue as a going concern.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during 2002 and the first nine months of fiscal year 2003. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of equity/debt financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

KS E-Media is a start-up company and is in the process of fully implementing its business and website. The Company has only recently commenced its business operations and has generated only limited revenues. As a result, KS E-Media has only a limited operating history upon which an evaluation of its future performance can be made. The Company's future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

Because KS E-Media has limited revenues, it intends to fund its initial operations with additional equity/debt financing. The Company estimates approximately $250,000 will be required in the next 24 months to promote its web-based business. Although KS E-Media is seeking to raise up to $125,000 in a public offering of common stock, there is no assurance that this amount or any meaningful amount will be raised in this offering. If the Company is unable to obtain financing in the amounts needed and on acceptable terms, its business and future success will be adversely affected. To date, the Company has relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to KS E-Media stockholders. Future debt financing will result in interest expense and the risk that the Company cannot repay the debt when due.

The success of the Company's Internet based business will depend on several factors including:

     o KS E-Media's ability to maintain competitive prices which provide desired profit margins;

     o The Company's success in developing a highly user-friendly website which effectively showcases the Company's products;

     o KS E-Media's ability to increase consumer awareness of its website and its ability to turn visitors into purchasers;

     o Government regulation or taxation may adversely affect the users of electronic commerce.

The production and distribution of the Kama Sutra compact discs and the distribution of the Kama Sutra Love Game are pursuant to distribution agreements with the owners of such products. These distribution agreements grant non-exclusive licenses to manufacture the CD and sell the CD and Love Game and can be terminated at any time. If either or both of these agreements were to be terminated, the Company would be unable to continue manufacturing and/or selling the respective products which would have an adverse affect on our revenues and results of operation.

Any of the above factors could prevent the Company's current Internet sales and future products and services from attracting sufficient numbers of customers to result in profits.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sales of Registered Securities During the Quarter

On May 7, 2003 the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-102118).

The offering of 1,000,000 shares of common stock ($0.0001 par value) by the Company commenced on May 7, 2003. The registration statement also covered the offering of up to 380,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders are being offered at $0.25 per share.

As of June 30, 2003, the Company had sold 119,084 shares of common stock at $0.25 per share raising proceeds of $29,771.

No underwriting fees or commissions or finder's fees were paid in conjunction with this offering. The Company had paid or had allocated $17,014 related to expenses of the registration statement including legal and accounting fees. After deducting offering expenses, the Company had $12,757 of net proceeds, which, as of June 30, 2003, had been disbursed or allocated as follows:

                  Website Development                $  2,445
                  Working Capital                    $ 10,312


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             31.1 - Certification by CEO pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

             31.2 - Certification by CFO pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

             32   - Certification by CEO/CFO pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2003                     KS E-Media Holdings, Inc.


                                            /s/ Mayur Pandya
                                            ---------------------------------
                                            Mayur Pandya, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)