Form 10KSB
period 2003-09-30
KS E MEDIA HOLDINGS INC
filed 2003-12-24
CIK 1197380

------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                  Commission File Number
         September 30, 2003                           333-102118

                            KS E-MEDIA HOLDINGS, INC.

             Delaware                                    98-0383571
 --------------------------------           ----------------------------------
     (State of Incorporation)                (I.R.S. Employer Identification)

                          Principal Executive Offices:
                              1145 West 7th Avenue
                           Vancouver, British Columbia
                                 Canada V6H 1B5
                            Telephone: (604) 488-7012

      Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of Each Class               Name of Each Exchange on Which Registered
 -------------------               -----------------------------------------
        None                                             None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

 Title of Each Class               Name of Each Exchange on Which Registered
 -------------------               -----------------------------------------
        None                                             None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X            No
         ---------               ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was approximately $3,480

As of November 30, 2003, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price on such date was approximately $153,889 based upon the price of $0.25/share.

As of November 30, 2003, the Registrant had outstanding 3,015,558 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [ X ]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                              Page of Report

PART I.....................................................................1

        ITEM 1. DESCRIPTION OF BUSINESS....................................1

        ITEM 2. DESCRIPTION OF PROPERTY....................................8

        ITEM 3. LEGAL PROCEEDINGS..........................................8

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........8

PART II....................................................................9

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.................................................9

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
                   OPERATION..............................................11

        ITEM 7. FINANCIAL STATEMENTS......................................17

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE....................18

PART III..................................................................19

       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                       EXCHANGE ACT.......................................19

        ITEM 10. EXECUTIVE COMPENSATION...................................20

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS............22

        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........23

        ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................25

        ITEM 14.  CONTROLS AND PROCEDURES.................................25

SIGNATURES................................................................26

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS
General

Since April, 2002, KS E-Media Holdings, Inc. (the "Company") develops and markets interactive compact discs and games based on the ancient Indian art of intimate relationships known as KamaSutra. KS E-Media's marketing is done primarily through its website www.kamasutracd.com.


Corporate History

The Company was incorporated in the State of Delaware on February 28, 2002. On that date the Company issued 2,400,000 shares of its common stock to its founder, Dr. Mayur Pandya, for $7,500.

On February 28, 2002, the Company entered into a consulting agreement with Big Sky Management Ltd. pursuant to which the Company agreed to pay Big Sky Management Ltd. $1,500 per month for financial consulting services in connection with its organization and initial operations. Big Sky has agreed to accrue payment of their fees until the Company raises sufficient capital and/or generates sufficient revenues to pay such fees.

On April 1, 2002 the Company entered into a Share Purchase Agreement with Skala International Enterprises Inc. ("Skala") and Mahase Bahadoorsingh to purchase all of the issued and outstanding common shares of Kama Sutra Media Ltd., a British Columbia company ("KSM"). As consideration for the shares of KSM the Company issued an unsecured demand promissory note in the amount of CDN$25,000 (approximately US$16,000) to Skala. KSM was incorporated under the laws of the Province of British Columbia on March 6, 2002 as a wholly-owned subsidiary of Skala. Skala is in turn wholly-owed by Mr. Bahadoorsingh, a Vancouver based businessman.

Mr. Bahadoorsingh formed KSM in order to acquire certain assets which Skala had developed for the purpose of marketing games and compact discs based on the Indian art of love-making known as Kama sutra. These assets included the game and compact disc referred to above which Skala held in inventory, as well as a distribution agreement dated May 19, 2001 between Skala and Amit Raheja relating to the production and distribution of the Kama Sutra CD. The distribution agreement had been assigned to KSM on March 13, 2002. The Kama Sutra Love Game is distributed pursuant to an oral non-exclusive agreement with the game's Italian manufacturer. Both distribution agreements may be terminated unilaterally at any time.

In consideration for the assets referred to above, KSM issued 25,000 shares of its common stock valued at CDN$25,000 (approximately US$16,000) to Skala, becoming a wholly-owned subsidiary of Skala. The value of CDN$25,000 reflects the costs incurred by Skala of approximately $16,000 in developing these assets. The transfer of the assets referred to above was completed under a Bill of Sale and an Assignment Agreement dated March 13, 2002 between KSM and Skala. The purpose of the asset transfer was to isolate the assets in question from other business activities conducted by Skala to allow for their sale to the Company. The Company treated the acquisition of KSM as an asset purchase for accounting purposes. For further details, see Financial Note 3 to the audited financial statements dated September 30, 2003.

Following the organization of KSM's affairs by Skala, the Company purchased all 25,000 outstanding shares of KSM from Skala pursuant to the terms of the Share Purchase Agreement referred to above. As a result of the stock purchase, KSM became a wholly-owned subsidiary of KS E-Media.

Also, as a result of the stock purchase, on April 1, 2002, Mahase Bahadoorsingh resigned as the sole director and officer of KSM and Mayur Pandya was appointed as the sole director and officer of KSM in his place.

On April 26, 2002 the Company issued 300,000 shares of its common stock to three investors for gross proceeds of $30,000. These proceeds were used to repay the outstanding promissory note referred to above and to pay for other start-up expenses and web site development expenses.

On September 25, 2002 the Company issued 80,000 shares of its common stock to 16 investors for gross proceeds of $20,000. These proceeds were used to pay for additional start-up expenses and web site development expenses.

Industry Overview

According to Naughty Linx, an online index (www.naughty.com) maintained by JMR Creations of Boston, the Internet hosts some 28,000 adult-oriented sites, about half of which are profitable. Most commercial adult-oriented sites are unsophisticated operations that collect a penny or two for each click on an ad banner. The major factors contributing to the profitability of adult-oriented sites has been anonymity of the consumer, significant demand, the ease of content building and cost effectiveness of providing the service. This forms one end of the industry spectrum.

On the other end is the existence of numerous multimedia companies involved in the production of computer games and educational software with professionally designed content catering to the more `typical' needs of the general public. In addition, there are many online retailers such as Amazon.com and Barnes &
Noble.com which offer general content books, CDs, videos, etc. over the internet. E-commerce is experiencing a significant upward trend with spending on non-travel goods and services increasing 38% over the comparable periods of last year according to measurement and analysis firm ComScore Networks. According to comparison shopping site BizRate.com, the top sales categories for 2002 were computer hardware, electronics, entertainment apparel and toys and games.

KS E-Media believes this data supports its internet marketing strategies. The Kama Sutra CD and the Kama Sutra Love Game fall within the entertainment and games categories, respectively, both of which are categories receiving significant internet business.

The  Company  intends  to  position  itself  in  between  these  two ends of the spectrum. In this respect the Company would provide original value-added products for the 18 years and older, newlywed and honeymooner market while at the same time offering products that would be appealing to any one wishing to enrich his or her intimate relationship. The Company does not intend to market to nor would its products be appealing to customers with mere prurient interests.

Ultimately, the Company intends to develop a comprehensive range of products that will establish its website as the main source of products based upon the Kama Sutra and the enhancement of individuals' intimate relationships.

Business of KS E-Media

The Company intends to utilize the internet in order to create a comprehensive on-line shopping mall providing original, value-added products via the Company's website. The Company's target market will be the young married and honeymooner market which the Company believes is currently being underserved. The Company intends to focus on educational, religious and adult theme multimedia products for this niche group. Ultimately, the Company intends to develop a comprehensive range of products that will establish its website as a main source of products based upon the kama sutra as well as products of interest to the Company's niche marketing group.

The Company's website that showcases its products is "www.kamasutracd.com." This website currently offers the Company's two initial products, the Kama Sutra CD and the Kama Sutra Love Game. In the future, the Company plans to offer sophisticated products and services for an adult target market, specifically newlyweds and honeymooners. Products will include games, multimedia compact discs, DVDs, books and magazines based on the art of love-making from ancient India known as Kama sutra. This website became fully functional in March 2002 and provides a secure server and a private and easy ordering system.

The Company will continue to evaluate distributorship relationships with other suppliers of Kama sutra themed products. Such strategic alliances could include other existing websites as well as national bookstore chains to capitalize on their extensive market reach.

The Company will also be evaluating expanded products and services which could include other media such as books and DVDs as well as lotions, fragrances and candles which would be marketed as kama sutra themed products.

The Company's  website and products are currently  available through over thirty
(30) internet search engines including AOL, Yahoo, Google and MSN. Although the Company has experimented with placing a hyperlink and meta tags on various search engines, such placement proved to have limited success. Meta tags represent information imbedded in the "head" or title area of a web page. Although not seen by those viewing a web page, such meta tags provide the ability to control, to some extent, how a web page is identified by some search engines which in turn affects how a web page may be indexed by the search engine. Meta tags can also be used to tell a browser what "character set" to use with the web page. As sales increase and additional financing is made available, the Company will seek to refine its online search engine placement to enhance its marketing effectiveness. For example, for a fee, companies can have a placement on search engines such as Yahoo which provide premium placement on a search result list which typically increases the number of viewers drawn to that web site.

The Company believes that an important trend emerging in the marriage/honeymoon sector is the need for partners to stimulate relationships in alternative yet time-tested ways. The Company believes the teachings of Kama sutra will fill this need by elevating that basic human sexuality to a higher level based upon the ancient esoteric art form of Kama sutra.

Principal Products or Services

Currently the two products offered through the Company's website are:

          o Kama Sutra CD: This CD has been professionally made offering a multimedia (both visual and audio) experience helping couples discover the erotic secrets of tantric lovemaking. This CD introduces the secret religion of love known as kama sutra. The CD sells for $9.95.

          o Kama Sutra Love Game: This stimulating erotic game is fun for one couple or for several couples. Throw the dice and the creativity begins. The Game can offer hours of fun and excitement for the players. The game sells for $9.99.

The Kama Sutra CD and Kama Sutra Love Game are intended for purchasers 18 years of age and older and a representation of age will be part of the ordering process.

The Company is also developing a future product line-up which would include lotions, oils, perfumes, love potions, exotic kama sutra gourmet chocolates and exotic kama sutra candles. The Company has been evaluating various fine chocolates which could be moulded into Indian themed objects such as a temple or heart shape. The Company has also contacted various vendors of cosmetics regarding the development of specialty products. All discussions to date have been preliminary in nature and definitive arrangements will depend on further research and funding for product development. Any new product purchases would, at least for the foreseeable future, be on a non-exclusive basis and from existing manufacturer product lines.

The Company plans to market a second multimedia compact disc and printed literature which will also be based upon the spiritual and sexual enrichment of the Kama sutra. This second compact disc is being developed by Mr. Raheja with assistance from the Company with regard to parameters and guidelines for the content and programming of the CD appropriate for North American consumers. When completed, this second compact disc will be licensed to the Company on terms similar to those under which the first compact disc was licensed. All of the products sold by the Company include a 30-day money-back guarantee if the customer is not satisfied with the purchase.

During 2004, the Company intends to assemble a product development team to develop original and proprietary products for sale on the Company's website.

Product Sources

Both of the Company's current products are sold pursuant to distribution agreements.

The Company's wholly-owned subsidiary KSM is party to a Distribution Agreement dated May 19, 2001, as amended February 21, 2002, with Amit Raheja of Bombay, India, pursuant to which KSM has been granted the right to manufacture and distribute the kama sutra multimedia compact disc referred to above.

The Distribution Agreement with Mr. Raheja grants the Company the right to manufacture and sell the Kama Sutra CD which was created by Mr. Raheja. The agreement requires the following schedule of royalties to be paid:

         - $3.00 each for the first 1,500 units  manufactured;
         - $0.90 each for the next 50,000  units  manufactured;
         - $0.60 each for the next 50,000 units  manufactured;  and
         - $0.25  each  for  all  units  over  100,000 manufactured.

An advance royalty of $3,000 was paid to Mr. Raheja by KSM. All manufactured units must be reported to Mr. Raheja and royalties paid within 90 days of their manufacture. To date KSM has produced 1000 CD's for which it has paid the $3000 advance royalty to Mr. Raheja. The license granted by Mr. Raheja is non-exclusive. Consequently, Mr. Raheja could license the CD to other persons or entities, however, to date, he has not done so. The license has no stated term and is deemed perpetual until either party gives written notice of its intention to terminate the license, with or without cause. KSM is current on all its obligations under the agreement and there is no expectation that either party has any intention, at this time, to terminate this license. The termination of this license would have a material adverse affect on the Company's operating results.

KS E-Media has a non-exclusive purchase arrangement with Trastulli & Balochhi to purchase the Kama Sutra Love Game for resale on the Company's website. The Company has no contractual obligation to purchase specific quantities of the game. To date the Company has purchased 145 games and will continue to purchase the games on an "as needed" basis when inventory supplies need replenishing. The Company is purchasing the games at the vendors standard wholesale cost and on normal and customary payment terms. Although the Company does not anticipate such, either party can terminate this relationship at any time. If Trastulli & Balochhi ceased to sell the Kama Sutra Love Game to the Company, it would seek to replace the game with some other similarly themed game.

Marketing

The Company's business plan involves selling products on its website as well as listing its products for sale with established distributors of multimedia products. In order to generate revenues, the Company plans to advertise its products through traditional print advertisements as well Internet banners and hyperlinks.

The Company is developing banner ads and links to be placed on other websites to attract traffic the Company's website. The Company has retained the services of Crackmarketing.com to assist in testing search-engine placement services as well as key word and meta tag placements through currently available web services. Upon obtaining additional financing, the Company plans to start placing such banner ads and links for a fee in popular search engines such as Yahoo, Google, Alta Vista and MSN Search.

Once sales channels for the Company's current products are established, it plans to seek additional financing for the purpose of acquiring additional product lines and creating specific websites to market them, with the ultimate goal of becoming a comprehensive on-line shopping mall for niche products in the educational, religious and adult product sectors. However, the Company has not secured any such additional product lines at this time. Please refer to "Factors Affecting Future Operating Results" for a discussion of some of the risks effecting the Company's business and plan of business.

The Company has placed its products on internet auction sites such as Ebay.com and Ebay.ca. The Company is hoping that this will bring the necessary exposure to the Company's products for the people who use EBay as a purchasing site.

As an integral part of the Company's marketing program, it will attempt to have its products carried by national retail stores which offer books, music, CDs and videos, DVDs, toys and games through the internet. These established e-tailers have extensive search and categorization systems which allow one to find the products that the Company will offer via these sites. While the Company has made preliminary inquiries with these companies with regard to the process for listing products on their websites, the Company has not reached any agreement or distribution arrangement with any of these retail chains. There is no assurance that any of these national chain stores will agree to list any of KS E-Media's products.

The Company will also consider using outside commissioned sales people to distribute its products. If utilized, such sales agents would probably be located in or around Vancouver, BC where the Company maintains its corporate offices. At this time there are no agreements or understandings between the Company and any such sales agents.

Marketing will also be in the form of print media such as advertisements in selected regional newspapers. In late 2002, the Company ran an advertisement in The Village Voice in New York. While the Company has gathered quote information for advertising in several regional newspapers, its does not expect to pursue additional print media advertising until sales increase and additional capital is made available.

KS E-Media's planned marketing campaign will be conducted through the internet via search engine placement, with, when funding permits, a programming team updating search engines and adding website partners.

Competition

The Company believes the primary competitive aspect in its business plan is pricing. Due to the Company's low overhead, it will position its products at a price-point which its believes is below comparable products offered in this retail space. The Company believes this pricing approach will allow it to appeal to the broadest range of potential customers. The Company will also emphasize the educational and historical aspects of Kama sutra which will help differentiate KS E-Media's CD products from other adult market products.

The Company faces significant competition from a number of established online distributors of products based upon the Kama sutra. The Company's principal sources of competition include Trastulli & Balochhi, Kamasutrastore.com, the Kama Sutra Company, Tantra.com and Honeydust.com.

Trastulli & Balochhi, based in Italy, are the original inventors and manufacturers of the Kama Sutra Love Game currently being marketed on the Company's website. They have distributors in four European countries and are seeking distributors in other countries. Trastulli & Balochhi has no exclusive distributors in North America, however, the Company is marketing the Kama Sutra Love Game pursuant to a non-exclusive purchasing arrangement with Trastulli & Balochhi. Kamasutrastore.com offers a spectrum of products under the Kama Sutra label. These products include oils, soaps and aromatherapy products that are artistically labeled with East Indian paintings depicting scenes from Khajurao temple. The Kama Sutra Company, located in Westlake Village, CA, sells oils and body care products and may eventually enter into a line of multimedia products. Tantra.com is located in Sebastopol, CA. They carry third party Kama Sutra media products as well as creams, CDs, sound tracks and toys and love props. Honeydust.com also offers items based on the Kama Sutra, and their main product lineup includes aromatherapy candles, bath salts, luxury bath gel, treasures of the sea, massage cream, gifts, honey dust with feather flower, weekender sets, body oils and massage oil gift packs.

The Company also competes with the national book chains such as Amazon.com and Barnes & Noble which carry a variety of CD's and/or books relating to Kama sutra. The Company believes that its Kama Sutra CD can be differentiated from most other Kama sutra related CD's currently available due to the interactivity of the KS E-Media CD and the emphasis on the history and spiritual aspects of Kama sutra. However, most national book chains offer a variety of books and CD's on the general topic of Kama sutra and will, therefore, compete with the Company's Kama sutra related products. The Company is aware of several other distributors who offer Kama sutra related games such as the Company's in the U.S.

If the Company  expands its product  line to include  essential  oils,  lotions, fragrances and beauty products, it will face competition from numerous department store retailers who sell bath and beauty products both in stores and over the internet.

As a relatively new start-up business, the Company has little name recognition and its products are unfamiliar to most consumers. The Company will need to direct substantial time and resources into developing market awareness of its website and products. All of the above referenced competitors have established web-based businesses and most have greater name recognition and financial resources than the Company does. As a result, these competitors have been able to establish significant market shares. The Company's inability to generate awareness of its web-based business and establish competitive advantages in the sexuality enhancement marketplace would have a material adverse effect on its operations and profitability.

Intellectual Property, Government Approvals and Regulation

The Company's trade name, web site designs and business plan are not protected by any patents or copyrights. The Company's website domain name is registered with Domains.com and its website is maintained by eGlobal Markets Inc. There is no assurance that other pre-existing websites could not challenge the Company's domain name or trade name and require it to either change our domain and trade names or pay a royalty for their continued use. The Company may be subject to regulations in the future if state or federal agencies choose to impose regulations applicable to the Internet. Such potential future regulation could arise in various areas including taxation on internet transactions or restrictions on the distribution of adult related products or material.

The Company currently markets its products pursuant to a license agreement and a purchasing arrangement. The license agreement and purchasing arrangement are non-exclusive, have no set term and can be terminated by either party at any time.

Research and Development Expenditures

The Company spent approximately $4,532 during fiscal year 2002 for website research and development and $3,028 during fiscal year 2003.

Employees

The Company does not have any full-time employees. The Company has one part-time employee, Mayur Pandya, who is the sole officer and director. Mr. Pandya is involved in other business activities and acts as officer on a part-time basis as needed. Mr. Pandya currently devotes 15-20 hours per week on KS E-Media business. The Company has retained the services of Big Sky Management Ltd. to assist it in the organization and development of its business. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreement or employment agreements in existence.

                        ITEM 2.  DESCRIPTION OF PROPERTY

KS E-Media's corporate and operational offices are located at Suite 1400, 1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6 where it leases office space under a month-to-month lease at a rental rate of $250 a month. Rent for the seven months from March to September of 2002 was donated by the president of KS E-Media. Rent for fiscal year 2003 was donated by the president of KS E-Media. Management believes this space is sufficient at this time and plans to move to expanded office space are contingent upon an increase in business activity and the hiring of full-time employees.

                           ITEM 3.  LEGAL PROCEEDINGS

Management is not aware of any pending or threatened litigation involving KS E-Media or its officers or directors, nor does it have any reason to believe that any such litigation is threatened.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

           ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

As of November 30, 2003, the Company had 3,015,558 issued and outstanding shares of common stock and 41 stockholders of record. The Company does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock. Of the 3,015,558 shares of common stock outstanding, 235,558 shares were issued in a registered public offering and are freely tradable, an additional 380,000 shares have been registered with the SEC for resale pursuant to a prospectus while an additional 24,000 shares per quarter are eligible for resale pursuant to Rule 144 of the 1933 Act as they have been held for more than one year. Except for the shares previously registered, the Company does not have any current intention or obligation to register any additional shares of common stock for sale.

There is no public market for the Company's common stock [is this true?]. Trades of KS E-Media common stock, should a U.S. market ever develop, will be subject to Rule 15g-9 of the Securities and Exchange Commission ("SEC"), which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks" in the U.S. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the U.S. penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the U.S. in the secondary market for KS E-Media common stock. As a result of these rules, investors in the Company, even if a market for its shares ever develops, may find it difficult to sell their shares.

The provisions in the Company's Certificate of Incorporation allow its board of directors to issue preferred stock with rights, preferences and privileges superior to its common stock. The issuance of preferred stock with such rights may make the removal of management difficult even if such removal would be considered beneficial to stockholders generally. It would have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if such transactions are not favoured by the Company's management. There are no shares of preferred stock outstanding, and there are no current plans, arrangements, commitments or undertakings to issue any preferred stock. However, the board of directors has the authority to issue shares of preferred stock at any time up to the amount authorized in the Company's Certificate of Incorporation.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's last three fiscal years, it issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "1933 Act").

In February 28, 2002, the Company sold 2,400,000 shares of its common stock to Mayur Pandya, its initial founder, for $7,500. The sale of these shares was made in conjunction with the initial formation of KS E-Media to the founder in a private transaction which was deemed exempt from registration pursuant to
Section 4(2) of the 1933 Act.

On April 26, 2002, the Company sold 300,000 shares of its common stock for cash consideration of $30,000 to three investors, all of whom reside in British Columbia, Canada and were not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act.

On September 25, 2002 the Company sold 80,000 shares of its common stock for cash consideration of $20,000 to 16 investors, all of whom reside in British Columbia, Canada and are not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act.

Sales of Registered Securities

On May 7, 2003 the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-102118).

The offering of 1,000,000 shares of common stock ($0.0001 par value) by the Company commenced on May 7, 2003. The registration statement also covered the offering of up to 380,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders were being offered at $0.25 per share.

The offering expired on August 31, 2003 at which time, the Company had sold 235,558 shares of common stock at $0.25 per share raising proceeds of $58,890. No underwriting fees or commissions or finder's fees were paid in conjunction with this offering. The Company had paid or had allocated $17,014 related to expenses of the registration statement including legal and accounting fees. After deducting offering expenses, the Company had $41,876 of net proceeds, which, as of August 31, 2003, had been disbursed or allocated as follows:

                  Consulting Fees                    $10,000
                  Website Development                $ 2,445
                  Product Development                $ 3,028
                  Working Capital                    $26,403

           ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
                                    OPERATION

For more detailed financial information, please refer to the audited September 30, 2003 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Readers should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operations

The Company was incorporated in the State of Delaware on February 28, 2000. Since inception, the Company has relied on equity financings to fund for the next twelve months of its business operations. Funds required to finance its Internet services, product inventory, marketing efforts and ongoing business have come primarily from debt and equity financing. The Company has not generated any significant operating revenues to date. The proceeds from the Company's recently completed public offering as well as future financings will be necessary to meet anticipated working capital needs during the current fiscal year. Potential sources of additional capital include private placements with institutional investors and/or additional public offerings of common stock.

The Company's plan of business encompasses the following steps.

      o  Raise capital of up to $150,000 through the sale of equity securities.

      o During the next four months develop and refine the Company's website including expending up to $50,000 to increase its internet presence through advertising placements on popular search engines.

      o To compliment the Company's website presence for the individual internet purchaser, it plans to also focus on the wholesale market
         (B2B). To support this B2B effort, the Company is developing a new distributor/wholesaler page on its website at an estimated cost of $5,000.

      o Also to compliment the Company's website presence, it plans to commence print advertising in several regional and national magazines and newspapers at an estimated cost of $10,000 during fiscal 2004.

      o To reach breakeven operations by the end of the third quarter of fiscal 2004 and generate a profit from operations by the end of the fourth quarter of fiscal 2004. Break even operations will require reaching sales volume of 500 CD's or 500 CD/Game units per month.

      o Hire one in-house salesperson as soon as funds are available at an estimated annual cost of $30,000 and by the end of the third quarter of fiscal 2004, hire and train one or more additional sales staff at an estimated annual cost of $30,000 per person.

      o  Retain  independent  sales  agents  on  a  commission  basis  for   the
         distribution of KS E-Media products.

      o Product development and the purchase of new products estimated to be $75,000. This includes completing pre-production of CD #2 at an estimated cost of $5,000 and commencing production of CD #2 by the end of the second quarter of fiscal 2004 at an estimated cost of $15,000. The Company is also planning to bring to market CD #3 and implement streaming video capability during the second quarter of fiscal 2004. The Company plans to bring CD #4 to market during the fourth quarter of fiscal 2004. Funds for these developments are expected to come from proceeds of additional invested capital and revenue from operations.

      o When sales volume justifies, anticipated to be during the third quarter of fiscal year 2004, to lease a small amount of warehouse space to store CD and Game inventory, the cost of which is expected to be minimal.

All of the above milestones are expected to be financed primarily from the proceeds of the Company's recently completed public offering, other equity investments and to a lesser extent by operating revenues. In addition to the $41,876 net proceeds raised in the public offering, the Company expects to have to raise an additional $100,000 to $150,000 of outside capital investment in order to fully fund its business plan.

The Company has made initial progress in implementing its business plan. The KS E-Media website, www.kamasutracd.com became active in March of 2002. The Company
                 -------------------
received its first internet orders in April of 2002 which suggests that the site is working and processing orders.

The Company will face considerable risks in each step of its business plan, such as the inability to raise the additional capital necessary to properly market its Kama sutra products. Other anticipated challenges include finding and retaining necessary employees and sales agents, meeting existing competitive pressures, reaching and motivating target markets and the change in technological formats from CD Rom to DVD.

Results of Operation

From the Company's inception until March 2002, the Company was not conducting active business operations. By March 2002, the Company had entered into a consulting agreement with Big Sky Management Ltd. to assist in developing KS E-Media's business plan to establish an Internet based business offering Kama sutra related products. Consequently, the Company is in the early development stage of its business.

Due to the Company's partial operations during fiscal year 2002, comparisons between the operating results of the Company for fiscal years 2002 and 2003 are not as relevant as they otherwise would be if the Company had been engaged in business operations during both full fiscal years. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's future operations. The current management discussion and analysis should be read in the context of the Company's commencement of business operations in March 2002.

Operating Results for the Fiscal Years Ended September 30, 2003 and 2002

As a result of the Company's commencing active business development in fiscal year 2002, its revenues increased from $96 in fiscal 2002 to $3,483 in fiscal 2003. Such revenues were generated through the sale of the Company's two currently available products.

Cost of goods sold was $39 in fiscal year 2002 and $3,884 in fiscal year 2003 resulting in gross profit of $57 in fiscal 2002 and an operating loss of $401 in fiscal 2003.

Operating expenses increased from $38,867 in fiscal year 2002 to $51,954 in fiscal year 2003. This substantial increase represents KS E-Media's operations for a full year in 2003 and its continued development and implementation of its business during fiscal year 2003. Professional and consulting fees represented $31,178 of the operating expenses incurred during fiscal year 2002 as the Company used outside consultants in such areas as legal, accounting, web design and marketing in developing its business. Professional and consulting fees during fiscal year 2003 aggregated $38,947 which included $24,192 of professional fees relating to the preparation of the Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC") during fiscal year 2003. No consulting fees were paid to the Company's President in lieu of salary during fiscal 2003 compared to $7,500 paid during fiscal year 2002. The Company paid $2,353 in office administration and telephone costs during fiscal year 2003 and received $3,000 of donated rent from its President. The Company spent $162 on product promotion, which amount is expected to increase during the current fiscal year as the Company seeks to increase the awareness and use of its web based business and products.

The Company's net loss for fiscal year 2003 was $52,355 compared to a net loss of $38,810 in fiscal year 2002. The larger loss recorded in 2003, reflect the commencement of operating revenues offset by substantial increases in operating expenses relating to the Company's development of its business and preparation of its SEC registration statement. The smaller net loss in 2002 reflects initial start-up costs incurred during March through September of 2002.

Liquidity and Capital Resources

KS E-Media has incurred losses since the inception of its business (February 28, 2002), and, as of September 30, 2003, it has an accumulated deficit of $91,165. At September 30, 2003, the Company had cash and cash equivalents of $10,240 and net working capital of $7,138.

To date, the Company has funded its operations through a combination of short-term debt and the issuance of common stock and to a lesser extent from revenues. During fiscal year 2002, the Company had raised $57,500 from the sale of 2,780,000 shares of common stock through private placement channels. The Company also raised $41,876, net of offering costs of $17,014, from the sale of 235,558 shares in its public stock offering completed in August 2003. The Company also received a loan from a related party of $5000 (which was repaid during the fiscal year) and donated rent of $3,000 from a related party.

As of September 30, 2003, KS E-Media's principal commitments included its obligation to pay $1,500 per month under its consulting arrangement with Big Sky Management Ltd., which can be cancelled upon 30 days notice by either party. The Company also has a month-to-month lease of $250 per month for its corporate offices.

The Company's audited consolidated financial statements for the year ended September 30, 2003 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the Company's Independent Auditors have indicated that the Company's continued operating losses since inception and lack of working capital raise substantial doubt as to its ability to continue as a going concern.

The Company expects its expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the development of its products and website. The Company is dependent on the proceeds from future debt or equity investments to supplement its operating revenues in order to sustain its operations and implement its business plan. If the Company is unable to continue raising sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on its anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination of these. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favourable to the Company.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during 2002 and fiscal year 2003. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of equity/debt financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

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

Because KS E-Media has limited revenues, it intends to fund its initial operations with additional equity/debt financing. The Company estimates approximately $250,000 will be required in the next 18 months to promote its web-based business. The Company raised proceeds of $41,876, net of offering costs of $17,014, in its recently completed public offering of common stock. If the Company is unable to obtain additional financing in the amounts needed and on acceptable terms, its business and future success will be adversely affected. To date, the Company has relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to KS E-Media stockholders. Future debt financing will result in interest expense and the risk that the Company cannot repay the debt when due.

The success of the Company's Internet based business will depend on several factors including:

      o KS E-Media's ability to maintain competitive prices which provide desired profit margins;

      o The Company's ability to develop additional Kama sutra related CD's and other products.

      o The Company's success in developing a highly user-friendly website which effectively showcases the Company's products;

      o KS E-Media's ability to increase consumer awareness of its website and its ability to turn visitors into purchasers;

      o Government regulation or taxation may adversely affect the users of electronic commerce.


The production and distribution of the Kama Sutra compact discs and the distribution of the Kama Sutra Love Game are pursuant to distribution agreements with the owners of such products. These distribution agreements grant non-exclusive licenses to manufacture the CD and sell the CD and Love Game and can be terminated at any time. If either or both of these agreements were to be terminated, the Company would be unable to continue manufacturing and/or selling the respective products which would have an adverse affect on its revenues and results of operation.

Any of the above factors could prevent the Company's current Internet sales and future products and services from attracting sufficient numbers of customers to result in profits.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.


                         ITEM 7.  FINANCIAL STATEMENTS

                                                                        Index

Independent Auditor's Report.............................................F-1

Consolidated Balance Sheets..............................................F-2

Consolidated Statements of Operations....................................F-3

Consolidated Statements of Cash Flows....................................F-4

Consolidated Statements of Stockholders' Equity..........................F-5

Notes to the Consolidated Financial Statements...........................F-6

                      [MANNING ELLIOTT LOGO]
MANNING ELLIOTT                    11th floor,1050 West Pender Street,Vancouver,
                                   BC, Canada V6E 357
CHARTERED ACCOUNTANTS              Phone:604.714.3600 Fax:604.715.3669
                                   Web:manningelliott.com


                          Independent Auditor's Report
                          ----------------------------
To the Board of Directors and Stockholders of KS E-Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of KS E-Media Holdings, Inc. (A Development Stage Company) as of September 30, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended September 30, 2003 and 2002 accumulated for the period from February 28, 2002 (Date of Inception) to September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of KS E-Media Holdings, Inc. (A Development Stage Company), as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and accumulated for the period from February 28, 2002 (Date of Inception) to September 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered operating losses from inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, B.C., Canada

December 4, 2003

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
                                                 September 30,     September 30,
Assets                                               2003               2002
                                                       $                  $
Current Assets

  Cash                                               10,240              13,104
  Accounts receivable                                   877                  47
  Inventory                                           2,880               5,274
  Prepaid expense                                     2,250               3,700
--------------------------------------------------------------------------------
Total Current Assets                                 16,247              22,125

Website Development Costs (Note 4)                    4,381               3,777

License (Note 4)                                      1,442               2,403
--------------------------------------------------------------------------------
Total Assets                                         22,070              28,305
--------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                    4,009               6,865
  Accrued liabilities                                 5,000               1,000
--------------------------------------------------------------------------------
Total Liabilities                                     9,009               7,865
--------------------------------------------------------------------------------
Commitments (Notes 1 and 4)

Stockholders' Equity

Preferred Stock, 5,000,000 shares authorized
with a par value of $0.0001, none issued                  -                   -

Common Stock, 30,000,000 shares authorized with
a par value of $0.0001, 3,01 and 2,780,000
common shares issued and outstanding respectively
(Note 6)                                                302                 278

Additional Paid in Capital                           99,074              57,222

Donated Capital (Note 5)                              4,750               1,750
--------------------------------------------------------------------------------
                                                    104,126              59,250

Deficit Accumulated During the Development Stage    (91,065)            (38,810)
--------------------------------------------------------------------------------
Total Stockholders' Equity                           13,061              20,440
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           22,070              28,305
================================================================================

                                      F-2
    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
                                                     From           From
                                                   February       February
                                                   28, 2002       28, 2002
                                         Year      (Date of       (Date of
                                         Ended     Inception)     Inception)
                                       September  to September   to September
                                       30, 2003    30, 2002        30, 2003
                                           $           $              $

Revenue                                  3,483          96          3,579
Cost of Goods Sold                       3,784          39          3,823
--------------------------------------------------------------------------------
Gross Profit                              (301)         57           (244)
--------------------------------------------------------------------------------
Expenses

  Accounting and legal                  35,389      11,952         47,341
  Advertising and marketing                162         350            512
  Amortization                           3,385       1,235          4,620
  Bank charges and interest                333         726          1,059
  Consulting                             3,558      19,226         22,784
  Donated rent (Note 5(a))               3,000       1,750          4,750
  Foreign exchange loss (gain)            (632)      1,389            757
  Office                                 2,353       1,192          3,545
  Organization                               -         756            756
  Regulatory                             4,406         291          4,697
--------------------------------------------------------------------------------
Total expenses                          51,954      38,867         90,821
--------------------------------------------------------------------------------
Net Loss for the Period                (52,255)    (38,810)       (91,065)
================================================================================
Basic Net Loss Per Share                 (0.02)      (0.02)
================================================================================
Weighted Average Shares Outstanding  2,839,000   2,507,000
================================================================================
(Diluted loss per share has not been presented as the result is anti-dilutive)















                                      F-3
    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
                                                         From           From
                                                       February       February
                                                       28, 2002       28, 2002
                                             Year      (Date of       (Date of
                                             Ended     Inception)     Inception)
                                           September  to September  to September
                                           30, 2003    30, 2002        30, 2003
                                               $           $               $

Cash Flows to Operating Activities

Net loss for the period                     (52,255)    (38,810)       (91,065)

Adjustments to reconcile net loss to cash

  Amortization                                3,385       1,235          4,620
  Donated rent (Note 5)                       3,000       1,750          4,750

Change in non-cash working capital items

  Accounts receivable                          (830)        (47)          (877)
  Inventory                                   2,394      (5,274)        (2,880)
  Prepaid expense                             1,450      (3,700)        (2,250)
  Accounts payable and accrued liabilities    1,144       7,865          9,009
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities       (41,712)    (36,981)       (78,693)
--------------------------------------------------------------------------------
Cash Flows Used in Investing Activities

Purchase of website development costs        (3,028)     (4,532)        (7,560)
  Purchase of license                             -      (2,883)        (2,883)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities        (3,028)     (7,415)       (10,443)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from issuing shares                 41,876      57,500         99,376
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities    41,876      57,500         99,376
--------------------------------------------------------------------------------
(Decrease) Increase in cash                  (2,864)     13,104         10,240

Cash - Beginning of period                   13,104           -              -
--------------------------------------------------------------------------------
Cash - End of period                         10,240      13,104         10,240
================================================================================
Non-Cash Financing Activities                     -           -              -
================================================================================
Supplemental Disclosures

Interest paid                                     -         300            300
Income tax paid                                   -           -              -
                                      F-4
    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

                                                                            Deficit
                                                                          Accumulated
                                                   Additional             During the
                                                    Paid-in    Donated    Development
                              Shares      Amount    Capital    Capital      Stage        Total
                                #           $          $          $           $            $

Balance -
February 28, 2002
(Date of Inception)                 -        -            -          -           -            -

Stock issued for cash       2,780,000      278       57,222          -           -       57,500

Value of rent donated
by a related party                  -        -            -      1,750           -        1,750

Net loss for the period             -        -            -          -     (38,810)     (38,810)
------------------------------------------------------------------------------------------------
Balance -
September 30, 2002          2,780,000      278       57,222      1,750     (38,810)      20,440

Stock issued at $0.25
per share less share
issue costs                   235,558       24       41,852          -           -       41,876

Value of rent donated
by a related party                  -        -            -      3,000           -        3,000

Net loss for the year               -        -            -          -     (52,255)     (52,255)
------------------------------------------------------------------------------------------------
Balance -
September 30, 2003          3,015,558      302       99,074      4,750     (91,065)      13,061
================================================================================================





















                                      F-5
    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

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

     The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003. The Company issued 235,558 common shares at $0.25 for total proceeds of $58,890 during the year ended September 30, 2003 pursuant to the SB-2 Registration Statement. Offering costs of $17,014 were deducted from these proceeds to net the Company $41,876.

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

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

     (f) Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. The financial statements of the Company's subsidiary are translated to United States dollars in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52 "Foreign Currency Translation". Transactions undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (f) Foreign Currency Translation (continued)

         foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (j) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (m) Recent Accounting Pronouncements

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)

         derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's results of operations and financial position.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's results of operations and financial position is not expected to be material.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)

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

     The purchase price was allocated as follows:
                                      CAD$

         Inventory                                                   8,494
         Prepaid royalty                                             4,650
         Website                                                     7,030
         Distribution agreement                                      4,826
                                                          ----------------
                                                                    25,000
                                                          ----------------

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

4.   Product License and Website Development Costs (continued)

     1) US$3.00  per disc for the first 1,500 CD's  manufactured
     2) US$0.90 per disc for the next 50,000 CD's manufactured
     3) US$0.60 per disc for the next 50,000  CD's  manufactured
     4) US$0.25  per disc for CD's  manufactured  in excess of 100,000

     An advance in royalties of US$3,000 was paid to Mr. Raheja on May 19, 2001. All rights, titles and interest were assigned to the subsidiary on March 13, 2002.

                                                      September      September
                                                       30, 2003       30, 2002
                                        Accumulated  Net Carrying   Net Carrying
                                 Cost   Amortization    Value          Value
                                  $           $           $              $

     Product license             2,883        1,441      1,442          2,403
     Website development costs   7,559        3,178      4,381          3,777
     -------------------------------------------------------------------------
                                10,442        4,619      5,823          6,180
     =========================================================================
     The product license and website development costs are being amortized over their estimated useful lives of three years.

5.   Related Party Transactions/Balances

     (a) The Company has received donated overhead from the President of the Company valued at $250 per month or $3,000 for the year ended September 30, 2003 (2002 - $1,750).

     (b) The Company has paid $Nil for the year ended September 30, 2003 (2002 - $7,500) in consulting fees to the President of the Company.

     (c) The President of the Company advanced a $5,000 loan to the Company, which was non-interest bearing, unsecured and payable on demand. The loan was repaid during September, 2003.

6.   Common Shares

     The Company issued 235,558 common shares at $0.25 for total proceeds of $58,890 during the year ended September 30, 2003 pursuant to the SB-2 Registration Statement. Offering costs of $17,014 were deducted from these proceeds to net the Company $41,876.

7.   Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
From February 28, 2002 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

7.   Income Tax (continued)

     inception. The Company has incurred net operating losses of $86,000, which expire starting in 2017. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at September 30, 2003 and 2002 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                        2003                 2002
                                          $                    $

      Net Operating Loss               49,000               37,000

      Statutory Tax Rate                 34%                  34%

      Effective Tax Rate                  -                    -

      Deferred Tax Asset               16,660               12,580

      Valuation Allowance             (16,660)             (12,580)
      ----------------------------------------------------------------
      Net Deferred Tax Asset             -                    -
      ================================================================

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                                  EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company together with the principal positions and offices with the Company held by each:

--------------------------------------------------------------------------------
Name of Person   Age    Position and Office Presently Held      Director Since
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Mayur Pandya     43     Chairman, CEO, President, Secretary
                        and Chief Financial Officer             12/28/02
--------------------------------------------------------------------------------

The following is information on the business experience of KS E-Media's officer and director.

Mayur Pandya has been the sole employee, officer and director of KS E-Media since March 2002. Mr. Pandya also serves as the sole officer and director of KSM, a wholly-owned subsidiary. Since April 1, 2002 Mr. Pandya has been an assistant store manager for London Drugs which is a Canadian-owned food and drug store with over 55 stores located throughout Canada. In this capacity Mr. Pandya is responsible for managing the day-to-day operations of a large retail facility located in Metrotown, Burnaby, British Columbia. From December 1999 to April 2002, he provided a wide range of retail management services as a regional manager for 7-Eleven Canada including operations, multi-unit supervision and management training. 7-Eleven Canada operates franchised convenience stores in Canada most of which are open 24 hours a day. From January 1994 to June 1999 Mr. Pandya was retail operations manager for the clothier Gianni Versace in Los Angeles, CA where he was responsible for sales management, customer service and recruiting for retail and warehouse facilities. Mr. Pandya holds a Ph.D. in Banking Systems from S.S.S. Institute of Higher Learning in Bangalore, India and a Masters Degree in Commerce from Bangalore University in India.

Mr. Pandya will continue as a part-time employee although he intends to devote substantial time to the business of KS E-Media. He intends to become a full-time employee of KS E-Media and commence drawing a salary at such time as the Company's operations and cash flow may justify such charge.

Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

Family Relationships

There are no family relationships between any director or executive officer.

Board Meetings and Committees

The Board of Directors of the Company held no meetings and acted by unanimous consent on five occasions during the fiscal year ended September 30, 2003. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not currently subject to compliance under Section 16(a) of the Securities Exchange Act of 1934.

                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officer received annual compensation in excess of $100,000 during the last completed fiscal year.


Summary Compensation Table

                        Annual Compensation       Long Term Compensation
                     ------------------------- -----------------------------
                                                      Awards          Payout
                                               ---------------------- ------
------------ ------- ------ ----- ------------ ---------- ----------- ------ ------------
                                  Other Annual Restricted Securities   LTIP   All Other
               Year  Salary Bonus Compensation   Stock    Underlying  Payout Compensation
                             ($)      ($)       Award(s)  Options (#)   ($)      ($)
------------ ------- ------ ----- ------------ ---------- ----------- ------ ------------
Mayur Pandya 2003    - 0 -  - 0 -     - 0 -       - 0 -      - 0 -     - 0 -    - 0 -
CEO          2002(1) - 0 -  - 0 -    $7,500       - 0 -      - 0 -     - 0 -    - 0 -

 ---------------------------------------------------
 (1) For the period February 28, 2002 to September 30, 2002


Consulting fees of $7,500 have been paid to Mr. Pandya for services he has provided and his involvement in the set up and organization of KS E-Media. Other than this fee, the Company does not pay any executive compensation at present. Until a monthly salary, expected to be no more than $3,500 per month, can be sustained by KS E-Media from operating cash flow, Mr. Pandya will continue to provide his services without compensation on a part-time consulting basis until funds are available to do so.

Employment/Consulting Agreements

KS E-Media does not have any employment agreements.

KS E-Media has entered into a consulting agreement with Big Sky Management Ltd. of Vancouver, British Columbia dated February 28, 2002 pursuant to which it has retained Big Sky Management Ltd. to serve as financial consultant in connection with the Company's organization and financing. The Company has agreed to pay Big Sky Management Ltd. the sum of $1,500 per month. This consulting agreement may be terminated by either party with 30 days notice. The Company has also agreed to reimburse Big Sky Management Ltd. for all out of pocket expenses incurred by it. By letter dated December 5, 2002, Big Sky Management agreed to defer payments of its monthly consulting fee, waive consulting fees for December, 2002 and January, 2003 and be paid the balance out of the proceeds from future equity offerings. As of September 30, 2003, Big Sky Management was owed no consulting fees.

Stock Option Plan

KS E-Media does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. The Company expects to adopt a formal stock option plan during this current fiscal year.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The following table sets forth certain information with respect to options or SAR grants in the Company during the fiscal year ended September 30, 2003 to the Named Executive Officers or consultants.

 ------- -------------------- ------------------------ ------------- -----------
 Name    Number of Securities Percent of Total Options Exercise or   Expiration
         Underlying Options   Granted to Employees at  Base Price       Date
         Granted              September 30, 2003       ($ Per Share)
 ------- -------------------- ------------------------ ------------- -----------
                 -0-                      -0-               -0-          N/A
 ------- -------------------- ------------------------ ------------- -----------

Aggregated Option/SAR Exercises Year-End Table.
-----------------------------------------------
During the fiscal year ended September 30, 2003, none of the Named Executive Officers or consultants had exercised any options/SARs issued by the Company. The following table sets forth information regarding the stock options held as of September 30, 2003 by the Named Executive Officers and consultants.

 --------  -------------------------------   -----------------------------
 Name      Number of Securities Underlying     Value of Unexercised
           Unexercised Options at              In-the-Money Options at
           September 30, 2003                  September 30, 2003
 --------  -------------------------------   -----------------------------
             Exercisable    Unexercisable     Exercisable  Unexercisable
 --------  --------------- ---------------   ------------- ---------------
                -0-              -0-              -0-            -0-
 --------  --------------- ---------------   ------------- ---------------

Employee Pension, Profit Sharing or Other Retirement Plans

KS E-Media does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

The Company's directors are also officers of the Company and do not receive any additional compensation for their services as members of the Board of Directors.

The Company intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, the Company may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year.

Limitation of Liability and Indemnification Matters

         The Company's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys'
fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "Securities Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of November 30, 2003 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

        --------------------------- ------------------- ------------- ----------
        Name and Address of           Position           Number of      Percent
        Beneficial Owner                                   Shares
                                                        Beneficially
                                                           Owned
        --------------------------- ------------------- ------------- ----------
        Officers and Directors
         -------------------------- ------------------- ------------- ----------
        Mayur Pandya                Chairman, CEO, CFO    2,400,000       80%
        #14-10920 Springmont Drive,   and Secretary
        Richmond, BC V7E 355
        --------------------------- ------------------- ------------- ----------
        All officers and directors
        as a group (one individual)                       2,400,000       80%
        --------------------------- ------------------- ------------- ----------
        --------------------------- ------------------- ------------- ----------
        Shareholders owning 5%        none except for
        or more                          Mr. Pandya
        --------------------------- ------------------- ------------- ----------
        --------------------------- ------------------- ------------- ----------


Equity Compensation Plan Information

-------------------- --------------- ----------------- -------------------------
Plan Category        Number of       Weighted-average  Number of securities
                     securities to   exercise          remaining available for
                     be issued upon  price of          future issuance under
                     exercise of     outstanding       equity compensation plans
                     outstanding     options,          (excluding securities
                     options,        warrants          reflected in column
                     warrants        and right         (a))
                     and rights
                     (a)             (b)               (c)
-------------------- --------------- ----------------- -------------------------
Equity compensation
plans approved by
security holders           -0-              -0-                  -0-
-------------------- --------------- ----------------- -------------------------
Equity compensation
plans not approved
by security holders        -0-              -0-                  -0-
-------------------- --------------- ----------------- -------------------------
Total                      -0-              -0-                  -0-
-------------------- --------------- ----------------- -------------------------

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Except as otherwise indicated below, KS E-Media has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Should a transaction, proposed transaction, or series of transactions involve an officer or director of KS E-Media or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a "related entity") of the then outstanding voting stock, the transaction must be approved by the unanimous consent of the board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote unless such member is the sole director.

The Company has issued shares of its common stock or approved the sale of its common stock to the following persons during the past two fiscal years, who, at the time of issuance, were affiliated with KS E-Media:

  ------------------------------------------------------------------------------
  Name           Date of Issuance Number of Shares  Share Value   Consideration
  ------------------------------------------------------------------------------
  Mayur Pandya         02/02         2,400,000         $7,500          Cash
  Big Sky              08/03           34,000          $8,500          Cash
  Management Ltd

Mahase Bahadoorsingh was responsible for initially establishing the business now being conducted by KS E-Media through its wholly-owned subsidiary KSM. Consequently, Mr. Bahadoorsingh could be deemed a promoter of KS E-Media. Mr. Bahadoorsingh originally established the Kama Sutra business by acquiring certain inventory and licenses to distribute the Kama sutra CD and game in May, 2001. These assets were placed in KSM, a subsidiary of Skala which is owned by Mr. Bahadoorsingh. Due to lack of time to commit to the development of the Kama sutra business, Mr. Bahadoorsingh sold ownership of KSM including the license and inventory to KS E-Media in April, 2002. Mr. Bahadoorsingh invested a total of approximately $15,800 in the Kama Sutra business. He sold the business to KS E-Media for CDN $25,000 (approximately US $16,000) represented by a Demand Promissory Note bearing interest at 10% per annum. This Promissory Note was paid in full on June 7, 2002. Upon the sale of ownership of KSM, in April, 2002, Mr. Bahadoorsingh resigned his positions as the sole officer and director of KSM and has had no involvement with KSM or KS E-Media since that time.

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

       Exhibits           Description of Document
       --------
       3.1*   Certificate of Incorporation

       3.2*   By-Laws

       10.1*  Consulting Agreement with Big Sky Management Ltd.

       10.2*  Share Purchase Agreement dated April 1, 2002

       10.3*  Distribution Agreement dated May 19, 2001

       21*    Subsidiaries of KS E-Media Holdings, Inc.

       31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002
         ----------------------------------
         *Incorporated by reference to exhibits previously filed on Form SB-2 on December 23, 2002


         (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

               None


                       ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KS E-MEDIA HOLDINGS, INC.


Date: December 24, 2003                By /s/ Mayur Pandya
                                          ----------------------------------
                                          Mayur Pandya
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title                               Date
---------             -----                               ----


/s/ Mayur Pandya
---------------------
Mayur Pandya          Chairman of the Board,              December 24, 2003
                      Chief Executive Officer and
                      Chief Financial Officer
                      (Principal Financial and Accounting Officer)