Form 10QSB
period 2003-12-31
KS E MEDIA HOLDINGS INC
filed 2004-02-13
CIK 1197380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                        Commission File Number 333-102118

                            KS E-MEDIA HOLDINGS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)



                 DELAWARE                             98-0383571
   ---------------------------------    ---------------------------------------
    (State of other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)


            1145 West 7th Avenue                        V6H 1B5
   Vancouver, British Columbia, Canada
   -----------------------------------     ----------------------------------
   (Address of Principal Executive                    (Zip Code)
         Offices)

        Issuer's telephone number:                  (604) 488-7012
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

                              YES    X                       NO
                                 --------                      ----------

Common stock, no par value, 3,015,558 issued and outstanding as of December 31, 2003.

Transitional Small Business Disclosure Format:   Yes [    ]        No [ X ]
                                                      ----            -----

                                      INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION...............................................1

    ITEM 1.   FINANCIAL STATEMENTS...........................................1

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....12

    ITEM 3.   CONTROLS AND PROCEDURES.......................................17

PART II - OTHER INFORMATION.................................................19

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----


Consolidated Balance Sheets..................................................2

Consolidated Statements of Operations........................................3

Consolidated Statements of Cash Flows........................................4

Notes to the Consolidated Financial Statements...............................5

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
                                                  December 31,   September 30,
                                                     2003            2003
                                                      $               $
                                                 (unaudited)      (audited)
Assets

Current Assets

Cash                                                  4,993              10,240
Accounts receivable                                     380                 877
Inventory                                             2,654               2,780
Prepaid expense                                       2,397               2,250
--------------------------------------------------------------------------------
Total Current Assets                                 10,424              16,147
Website Development Costs (Note 4)                    3,711               4,381
License (Note 4)                                      1,201               1,442
--------------------------------------------------------------------------------
Total Assets                                         15,336              21,970
================================================================================
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                     15,118               4,009
Accrued liabilities                                   4,000               5,000
--------------------------------------------------------------------------------
Total Liabilities                                    19,118               9,009
--------------------------------------------------------------------------------
Commitments (Notes 1 and 4)

Stockholders' Equity (Deficit)

Preferred Stock, 5,000,000 shares authorized
with a par value of $0.0001, none issued                  -                   -

Common Stock, 30,000,000 shares authorized
  with a par value of $0.0001, 3,015,558
  issued and outstanding                                302                 302
Additional Paid in Capital                           99,074              99,074
Donated Capital (Note 5)                              5,500               4,750
--------------------------------------------------------------------------------
                                                    104,876             104,126

Deficit Accumulated During the Development Stage   (108,658)            (91,165)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                 (3,782)             12,961
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           15,336              21,970
================================================================================



    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)
                                    Accumulated From
                                    February 28, 2002       Three Months
                                   (Date of Inception)         Ended
                                     to December 31,        December 31,
                                           2003          2003        2002
                                            $             $           $

Revenue                                   4,106            527          599

Cost of Goods Sold                        4,139            216          538
--------------------------------------------------------------------------------
Gross Profit                                (33)           311           61
--------------------------------------------------------------------------------
Expenses

Accounting and legal                     61,542         14,201       17,917
Advertising and marketing                   512              -            -
Amortization                              5,531            911          823
Bank charges and interest                 1,156             97           90
Consulting                               22,784              -        4,899
Donated rent (Note 5)                     5,500            750          750
Foreign exchange loss (gain)                735            (22)          44
Office                                    4,414            869        1,298
Organizational                              756              -            -
Regulatory                                5,695            998        1,450
--------------------------------------------------------------------------------
Total expenses                          108,625         17,804       27,271
--------------------------------------------------------------------------------
Net Loss For The Period                (108,658)       (17,493)     (27,210)
================================================================================
Basic Net Loss Per Share                                 (0.01)       (0.01)
================================================================================
Weighted Average Shares Outstanding                  3,016,000    2,780,000
================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)













    (The accompanying notes are an integral part of the financial statements)
                                       3

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)




                                                        Three Months
                                                            Ended
                                                         December 31,
                                                  2003                  2002
                                                   $                     $

Cash Flows to Operating Activities

Net loss for the period                         (17,493)              (27,210)

Adjustments to reconcile net loss to cash

Amortization                                        911                   823
Donated rent (Note 5)                               750                   750

Change in operating assets and liabilities

Accounts receivable                                 497                  (588)
Inventory                                           126                   504
Prepaid expense                                    (147)                  700
Accounts payable and accrued liabilities         10,109                18,396
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities            (5,247)               (6,625)
--------------------------------------------------------------------------------
Cash Flows Used in Investing Activities

Purchase of website development costs                 -                (2,446)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                 -                (2,446)
--------------------------------------------------------------------------------
Decrease in cash                                 (5,247)               (9,071)

Cash - Beginning of period                       10,240                13,104
--------------------------------------------------------------------------------
Cash - End of period                              4,993                 4,033
================================================================================
Non-Cash Financing Activities                         -                     -
================================================================================
Supplemental Disclosures

Interest paid                                         -                     -
Income tax paid                                       -                     -





    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

1.   Development Stage Company
     KS E-Media Holdings, Inc. herein (the "Company") was incorporated in the State of Delaware, U.S.A. on February 28, 2002. On April 1, 2002, the Company acquired Kama Sutra Media Ltd. ("KSM"), an online fulfillment company that markets unique products to the internet consumer. KSM owns a website known as KamaSutracd.com which offer products and services for an adult target market. The core products include games, multimedia compact-discs, DVDs, books and magazines based on the Secret Art of Love-Making from Ancient India known as KAMASUTRA. Currently the website offers products including a multimedia CD called Kamasutra CD and the Kamasutra Love Game. These products are offered through a website on a secure server, with a guarantee of full customer satisfaction, privacy, ease of order and quick delivery. Currently the website is fully functional and operational. The Company has created and is continuing to create distribution relationships with other suppliers of products with the Kama Sutra theme.

     The Company is in its earliest stage of development and is considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing its business plan. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and operate its business profitably. There is no guarantee that the Company will be able to raise any equity financing or operate at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003.

     The Company will need to raise additional funds to meet ongoing operational expenses over the next twelve months.

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

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

     (e) Product License and Website Development Costs

         The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

2.   Summary of Significant Accounting Policies (continued)

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

     (j) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

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

     (n) Interim Consolidated Financial Statements

         These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

3.   Share Acquisition and Underlying Asset Acquisition (continued)

     The acquisition was accounted for as a purchase of assets. The purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition.

     Prior to the acquisition of KSM, the Company had no operations of any kind other than acquiring inventory and a distribution agreement and related prepaid royalty and website. These assets were acquired by KSM for CAD$25,000 but said assets did not constitute a business as described in EITF 98-3 as the business plan had not been activated, marketing had not begun, no sales had been made and the business plan was in its earliest development stage.

     The purchase price was allocated as follows:

                                                             CAD$

                Inventory                                     8,494
                Prepaid royalty                               4,650
                Website                                       7,030
                Distribution agreement                        4,826
                                                          -----------
                                                             25,000
                                                          -----------

4.   Product License and Website Development Costs

     The Company's wholly-owned subsidiary, KSM is party to a distribution agreement dated May 19, 2001 (as amended February 21, 2002) with Amit Raheja of Bombay, India in which KSM has been granted the right to manufacture and distribute for sale under license from Amit Raheja the Kama Sutra CD. Pursuant to this agreement, the Company is required to pay Mr. Raheja the following royalties:

     (a) US$3.00 per disc for the first 1,500 CD's manufactured (b) US$0.90 per disc for the next 50,000 CD's manufactured (c) US$0.60 per disc for the next 50,000 CD's manufactured (d) US$0.25 per disc for CD's manufactured in excess of 100,000

     An advance in royalties of US$3,000 was paid to Mr. Raheja on May 19, 2001. All rights, titles and interest were assigned to the subsidiary on March 13, 2002.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

4.   Product License and Website Development Costs (continued)

                                                    December 31,   September 30,
                                                       2003            2003
                                       Accumulated  Net Carrying   Net Carrying
                                 Cost Amortization    Value          Value
                                  $         $            $              $
                                                    (unaudited)     (audited)

     Product license            2,883        1,682         1,201          1,442
     Website development costs  7,515        3,804         3,711          4,381
     ---------------------------------------------------------------------------
                               10,398        5,486         4,912          5,823
     ---------------------------------------------------------------------------

     The product license and website development costs are being amortized over their estimated useful lives of three years.

5.   Related Party Transactions/Balances

The Company has received donated overhead from the President of the Company valued at $250 per month or $750 for the three months ended December 31, 2003 (2002 - $750)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

    o    During the next four months  develop and refine the  Company's  website
         including   increasing  its  internet   presence  through   advertising
         placements on popular search engines.

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

All of the above milestones are expected to be financed primarily from the proceeds of the Company's recently completed public offering, additional equity investments and to a lesser extent by operating revenues. The Company expects to have to raise an additional $100,000 to $150,000 of outside capital investment in order to continue funding its business plan.

The Company has made initial progress in implementing its business plan. The KS E-Media website, www.kamasutracd.com became active in March of 2002. The Company received its first internet orders in April of 2002 which suggests that the site is working and processing orders.

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

Results of Operation

Three month period ended December 31, 2003 and 2002
---------------------------------------------------

The Company earned $527 of revenues for the quarter ended December 31, 2003 compared to $599 of revenues during the same period in 2002 during which time the Company was starting its business. Cost of goods sold was $216 resulting in gross profit of $311 for the three month period ended December 31, 2003 compared to cost of goods sold of $538 and gross profit of $61 for the same quarter of 2002. The cost of goods sold was lower during the quarter ended December 31, 2003 due to certain non-recurring license fees expensed during the quarter ended December 31, 2002.

Operating expenses decreased to $17,804 for the three months ended December 31, 2003 compared to $27,271 for the same period in 2002. This 35% decrease represents KS E-Media's continuing attempt to reduce costs of operations during the latter part of 2003 and into fiscal 2004 while continuing to develop and implement is business plan during 2004. Accounting and legal fees aggregated $14,201 for the quarter ended December 31, 2003 compared to $17,917 for the same quarter in 2002. The Company paid no consulting fees during the quarter ended December 31, 2003 compared to $4,899 of consulting fees paid during the same quarter of 2002 and reflects the Company's plan to continue reducing operating expenses into fiscal year 2004. The Company paid $869 in office expenses and received $750 of donated rent from its president during the three months ended December 31, 2003. During the same quarter of 2002, the Company paid $1,298 of office expenses and received $750 of donated rent from its president. In order to conserve cash, the Company did not fund its advertising and marketing programs for the quarter ended December 31, 2003 or 2002. The Company also incurred $998 of expenses relating to regulatory compliance matters compared to $1,450 of such expenses incurred during the three month period ended December 31, 2002. The Company incurred additional expenses in the prior year due to the process of establishing itself as a public company during that period.

During the three month period ended December 31, 2003 the Company reported a net loss of $17,493 compared to a net loss of $27,210 incurred during the same quarter of 2002. The smaller net loss resulted primarily from a reduction in consulting fees and professional fees.

Liquidity and Capital Resources

The Company has incurred operating losses since the inception of its business (February 28, 2002), and, as of December 31, 2003, it has an accumulated deficit of $108,658. At December 31, 2003, the Company had cash and cash equivalents of $4,993 and a net working capital deficit of $8,694.

To date, KS-E Media has funded its operations through the issuance of common stock and to a lesser extent through loans from related parties. During the first three months of fiscal year 2004, the Company did not receive any loans from related parties, however subsequent to the end of the first quarter the President loaned the Company $13,500. The Company also receives the benefit of having some of the costs of its premises donated by a related party having a total value of $750 during the three months ended December 31, 2003.

The Company anticipates expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the enhancement of the Company's website. The Company is dependent on future debt or equity investments to sustain its operations and implement its business plan. Such financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on anticipated results from operations and financial condition.

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

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during fiscal 2003 and the first three months of fiscal year 2004. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of equity/debt financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

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

Because KS E-Media has limited revenues, it intends to fund its initial operations with additional equity/debt financing. The Company estimates approximately $210,000 will be required in the next 15 months to promote its web-based business. If the Company is unable to obtain financing in the amounts needed and on acceptable terms, its business and future success will be adversely affected. To date, the Company has relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to KS E-Media stockholders. Future debt financing will result in interest expense and the risk that the Company cannot repay the debt when due.

The success of the Company's Internet based business will depend on several factors including:


    o KS E-Media's ability to maintain competitive prices which provide desired profit margins and expanding its product line;

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



ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, being the date of the most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Mayur Pandya. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes to its internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

                           PART II - OTHER INFORMATION


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

Dated:  February 12, 2004                  KS E-Media Holdings, Inc.


                                           /s/ Mayur Pandya
                                           -----------------------------------
                                           Mayur Pandya, President and Chief
                                           Financial Officer
                                           (Principal Accounting Officer)