Form 10QSB
period 2004-03-31
KS E MEDIA HOLDINGS INC
filed 2004-05-17
CIK 1197380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                        Commission File Number 333-102118



                            KS E-MEDIA HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)



             DELAWARE                              98-0383571
-----------------------------------    -----------------------------------
   (State of other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)           Identification Number)


       1145 West 7th Avenue                          V6H 1B5
Vancouver, British Columbia, Canada
-----------------------------------    -----------------------------------
       (Address of Principal                       (Zip Code)
        Executive Offices)

    Issuer's telephone number:                   (604) 488-7012
                                       -----------------------------------


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


Common stock, no par value, 3,015,558 issued and outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format:      Yes [____]        No [_X_]

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION.................................................1

        ITEM 1.   FINANCIAL STATEMENTS.........................................1

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..13

        ITEM 3.   CONTROLS AND PROCEDURES.....................................19

PART II - OTHER INFORMATION...................................................19

        ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES..............................19

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Balance Sheets....................................................2

Consolidated Statements of Operations..........................................4

Consolidated Statements of Cash Flows..........................................5

Notes to the Consolidated Financial Statements.................................6

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                                        March 31,  September 30,
                                                          2004         2003
                                                            $            $

                                                       (unaudited)   (audited)

Assets

Current Assets

  Cash                                                        6,111      10,240
  Accounts receivable                                           328         877
  Inventory                                                   2,654       2,780
  Prepaid expense                                             2,397       2,250
--------------------------------------------------------------------------------
Total Current Assets                                         11,490      16,147

Website Development Costs (Note 4)                            3,085       4,381

License (Note 4)                                                961       1,442
--------------------------------------------------------------------------------

Total Assets                                                 15,536      21,970
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                              7,409       4,009
Accrued liabilities                                           4,000       5,000
Advance from related party (Note 5(b))                       13,500        --
--------------------------------------------------------------------------------
Total Liabilities                                            24,909       9,009
--------------------------------------------------------------------------------
Commitments (Notes 1 and 4)












   (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                                        March 31,  September 30,
                                                          2004         2003
                                                            $            $

                                                       (unaudited)   (audited)


Stockholders' Equity (Deficit)

Preferred Stock, 5,000,000 shares authorized
with a par value of $0.0001, none issued                       --          --

Common Stock, 30,000,000 shares authorized with a
par value of $0.0001, 3,015,558 issued and outstanding          302         302

Additional Paid in Capital                                   99,074      99,074

Donated Capital (Note 5(a))                                   6,250       4,750
--------------------------------------------------------------------------------

                                                            105,626     104,126

Deficit Accumulated During the Development Stage           (114,999)    (91,165)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                         (9,373)     12,961
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   15,536      21,970
--------------------------------------------------------------------------------




















   (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

                                                                                                      Accumulated from
                                                  Three Months Ended             Six Months Ended     February 28, 2002
                                                       March 31,                     March 31,       (Date of Inception)
                                                  2004           2003           2004           2003   to March 31, 2004
                                                   $               $              $             $                $

Revenue                                              -              -            527            610          4,106
Cost of Goods Sold                                   -              -            216            549          4,139
------------------------------------------------------------------------------------------------------------------
Gross Profit                                         -              -            311             61            (33)
------------------------------------------------------------------------------------------------------------------
Expenses

    Accounting and legal                         3,723          1,529         17,924         15,070         65,265
    Advertising and marketing                        -            111              -            111            512
    Amortization                                   823            919          1,777          1,742          6,354
    Bank charges and interest                       84             67            181            157          1,240
    Consulting                                       -              -              -          3,210         22,784
    Donated rent (Note 5(a))                       750            750          1,500          1,500          6,250
    Foreign exchange loss (gain)                    40           (429)           (25)          (385)           775
    Office                                        (121)           573            748          1,871          4,293
    Organizational                                   -              -              -              -            756
    Regulatory                                   1,042            425          2,040          1,875          6,737
------------------------------------------------------------------------------------------------------------------

                                                 6,341          3,945         24,145         25,151        114,966
------------------------------------------------------------------------------------------------------------------
Net Income (Loss) for the Period                (6,341)        (3,945)       (23,834)       (25,090)      (114,999)
------------------------------------------------------------------------------------------------------------------
Net Loss Per Share - Basic and Diluted               -              -          (0.01)         (0.01)
------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding          3,016,000      2,780,000      3,016,000      2,780,000
------------------------------------------------------------------------------------------------------------------



















    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)
                                                      Six Months
                                                        Ended
                                                      March 31,
                                                2004            2003
                                                  $               $
Cash Flows to Operating Activities
Net loss for the period                        (23,834)       (25,090)
Adjustments to reconcile net loss to cash

Amortization                                     1,777          1,742
Donated rent                                     1,500          1,500

Change in operating assets and liabilities
Accounts receivable                                549           (636)
Inventory                                          126            147
Prepaid expense                                   (147)           700
Accounts payable and accrued liabilities         2,400         26,132
--------------------------------------------------------------------------------
Net Cash Used in (Provided by) Operating
Activities                                     (17,629)         4,495
--------------------------------------------------------------------------------
Cash Flows Used in Investing Activities
Payment of deferred financing costs                  -        (17,014)
Purchase of website development costs                -         (3,025)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                -        (20,039)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from related party loan                13,500          5,000
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities       13,500          5,000
--------------------------------------------------------------------------------
Decrease in cash                                (4,129)       (10,544)
Cash - Beginning of period                      10,240         13,104
--------------------------------------------------------------------------------
Cash - End of period                             6,111          2,560
--------------------------------------------------------------------------------
Non-Cash Financing Activities                        -              -
--------------------------------------------------------------------------------

Supplemental Disclosures
Interest paid                                        -              -
Income tax paid                                      -              -




    (The accompanying notes are an integral part of the financial statements)

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

1.   Development Stage Company

     KS E-Media Holdings, Inc. herein (the "Company") was incorporated in the State of Delaware, U.S.A. on February 28, 2002. On April 1, 2002, the Company acquired Kama Sutra Media Ltd. ("KSM"), an online fulfillment company that markets unique products to the internet consumer. KSM owns a website known as KamaSutracd.com which offer products and services for an adult target market. The core products include games, multimedia compact-discs, DVDs, books and magazines based on the Secret Art of Love-Making from Ancient India known as KAMASUTRA. Currently the website offers products including a multimedia CD called KamasutraCD and the Kamasutra Love Game. These products are offered through a website on a secure server, with a guarantee of full customer satisfaction, privacy, ease of order and quick delivery. Currently the website is fully functional and operational. The Company has created and is continuing to create distribution relationships with other suppliers of products with the Kama Sutra theme.

     The Company is in its earliest stage of development and is considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing its business plan. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and operate its business profitably. There is no guarantee that the Company will be able to raise any additional equity financing or operate at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003.

     During February 2004, the president of the Company loaned $13,500 to the Company which is non-interest bearing and payable on demand.

     The Company will need to raise additional funds to meet ongoing operational expenses over the next twelve months.


2.   Summary of Significant Accounting Policies

     (a) Consolidated Financial Statements

         The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Kama Sutra Media Ltd. All intercompany transactions and balances have been eliminated.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)


2. Summary of Significant Accounting Policies (continued)

     (b) Year End

         The Company's fiscal year end is September 30.

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

     (g) Revenue Recognition

         The Company recognizes revenue when a product is shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

     (j) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (l) Financial Instruments

         The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities and advance from a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

KS E-Media Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)


2. Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements

         In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
         104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

     The purchase price was allocated as follows:


                                                                CAD$

Inventory                                                      8,494
Prepaid royalty                                                4,650
Website                                                        7,030
Distribution agreement                                         4,826
                                                              ------
                                                              25,000
                                                              ------

4.   Product License and Website Development Costs

     The Company's wholly-owned subsidiary, KSM is party to a distribution agreement dated May 19, 2001 (as amended February 21, 2002) with Amit Raheja of Bombay, India in which KSM has been granted the right to manufacture and distribute for sale under license the Kama Sutra CD.
     Pursuant to this agreement, the Company is required to pay Mr. Raheja the following royalties:

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




                                                    March 31,     September 30,
                                                      2004           2003
                                   Accumulated     Net Carrying   Net Carrying
                           Cost    Amortization       Value          Value
                            $         $                 $              $

                                                  (unaudited)      (audited)

Product license            2,883      1,922             961           1,442
Website development costs  7,515      4,430           3,085           4,381
--------------------------------------------------------------------------------
                          10,398      6,352           4,046           5,823
--------------------------------------------------------------------------------

The product license and website development costs are being amortized over their estimated useful lives of three years.


5.   Related Party Transactions/Balances

     (a) The Company has received donated overhead from the President of the Company valued at $250 per month or $1,500 for the six months ended March 31, 2004 (2003 - $1,500).

     (b) During February 2004, the president of the Company loaned $13,500 to the Company for working capital purposes which is non-interest bearing, unsecured and payable on demand.

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

Plan of Operations for the Next Twelve Months

The Company was incorporated in the State of Delaware on February 28, 2002. Since inception, the Company has relied on equity financings to fund for the next twelve months of its business operations. Funds required to finance its Internet services, product inventory, marketing efforts and ongoing business have come primarily from debt and equity financing. The Company has not generated any significant operating revenues to date. The proceeds from future financings will be necessary to meet anticipated working capital needs during the current fiscal year. Potential sources of additional capital include private placements with institutional investors and/or additional public offerings of common stock.

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

             o Product development and the purchase of new products estimated to be $75,000. This includes completing the initial design of CD #2 at an estimated cost of $5,000 and commencing production of CD #2 by the end of the third quarter of fiscal 2004 at an estimated cost of $15,000. The Company is also planning to bring to market CD #3 during the fourth quarter of fiscal 2004. The Company's streaming video capability is being programmed and a Beta test should be available at the end of the third quarter of fiscal 2004. The Company plans to bring CD #4 to market during the early part of fiscal 2005. Funds for these developments are expected to come from proceeds of additional invested capital and revenue from operations.

             o When sales volume justifies, anticipated to be during the third quarter of fiscal year 2004, to lease a small amount of warehouse space to store CD and Game inventory, the cost of which is expected to be minimal.

All of the above milestones are expected to be financed primarily from the proceeds of equity investments and to a lesser extent by operating revenues. The Company expects to have to raise an additional $100,000 to $150,000 of outside capital investment in order to continue funding its business plan.

The Company has made initial progress in implementing its business plan. The KS E-Media website, www.kamasutracd.com became active in March of 2002 and the Company received its first internet orders in April of 2002.

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

Results of Operation

Three month period ended March 31, 2004 and 2003

The Company had no revenues for the quarters ended March 31, 2004 or 2003. Cost of goods sold for the quarter ended March 31, 2004 and 2003 was zero resulting in gross profit of zero for both periods.

Operating expenses increased to $6,341 for the three months ended March 31, 2004 compared to $3,945 for the same period in 2003. This increase represents KS E-Media's increasing costs associated with its reporting obligations with the SEC. Accounting and legal expenses as well as regulatory expenses increased by approximately $2,194 or 145% during the quarter ended March 31, 2004 compared to the same quarter of 2003. These regulatory cost increases were offset somewhat by a reduction in office related expenses. The Company paid no consulting fees during the quarter ended March 31, 2004 or during the same quarter of 2003 which reflects the Company's plan to continue reducing operating expenses where possible in fiscal year 2004. The Company continued to receive $750 of donated rent from its president during the three months ended March 31, 2004. During the same quarter of 2003, the Company paid $573 of office expenses and received $750 of donated rent from its president. In order to conserve cash, the Company did not fund its advertising and marketing programs for the quarter ended March 31, 2004 compared to $111 of advertising costs incurred in the same quarter of 2003.

During the three month period ended March 31, 2004 the Company reported a net loss of $6,341 compared to a net loss of $3,945 incurred during the same quarter of 2003. The larger net loss resulted primarily from the increase in regulatory costs and professional fees.

Off-Balance Sheet Arrangements

During the first quarter of fiscal year 2004 the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Six month period ended March 31, 2004

For the first six months of fiscal year 2004, the Company had total revenues of $527 compared to $610 of revenues recognized for the six month period ended March 31, 2003. Revenues during the first six months of fiscal year 2004 reflect the sale of 30 CD's and 8 games. Cost of goods sold was $216 resulting in gross profit of $311 for the six month period ended March 31, 2004. This compares to $549 of cost of goods sold and $61 gross profit for the six month period ended March 31, 2003. This increase in gross profits reflects the fact that while the Company's revenues for the six months ended March 31, 2004 decreased by $83 or 14%, cost of goods sold decreased by $333 or 61% over the same period in the prior year. The decrease in cost of goods sold in the six months ended March 31, 2004 is due to higher start up costs incurred during the same period last year.

Total expenses for the six months ended March 31, 2004 aggregated $24,145 compared to $25,151 for the six month period ended March 31, 2003. This slight decrease in operating expenses reflects decreases in advertising and marketing expenses, consulting fees paid and office related expenses. These cost reductions were offset by increases in accounting and legal fees and regulatory costs. Due to recent changes in SEC financial reporting compliance requirements, the Company expect these latter costs to continue to be higher than for similar periods in fiscal year 2003.

The Company incurred an operating loss of $23,834 for the six months ended March 31, 2004 compared to an operating loss of $25,090 for the six month period ended March 31, 2003. The reduced loss in the most recent six month period reflects the higher gross profit and slightly lower operating expenses realized during the first six months of fiscal year 2004 compared to the same period of fiscal year 2003.

Liquidity and Capital Resources

The Company has incurred operating losses since the inception of its business (February 28, 2002), and, as of March 31, 2004, it has an accumulated deficit of $114,999. At March 31, 2004, the Company had cash and cash equivalents of $6,111 and a net working capital deficit of $13,419.

To date, KS-E Media has funded its operations through the issuance of common stock and to a lesser extent through loans from related parties. During the three month period ended March 31, 2004, the Company's President loaned the Company $13,500. The Company also receives the benefit of having some of the costs of its premises donated by a related party having a total value of $750 during the three months ended March 31, 2004.

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

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during fiscal 2003 and the first six months of fiscal year 2004. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of equity/debt financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

KS E-Media is a start-up company and is in the process of fully implementing its business and website. The Company commenced its business operations in 2002 and has generated only limited revenues. As a result, KS E-Media has only a limited operating history upon which an evaluation of its future performance can be made. The Company's future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

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

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, being the date of the most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Mayur Pandya. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings.

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

During the most recently completed fiscal quarter ended March 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
             OF EQUITY SECURITIES

In March 2004, the Company entered into a promissory note with its president, Mayur Pandya, for $13,500. The note is not convertible into stock, is due on demand and bears no interest. The issuance of the note was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the "1933 Act") as a transaction not involving a public offering and made to one affiliate of the Company. The note is deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes bear a legend stating the restrictions on resale.

Prior issuances of the Company's common stock during fiscal years 2002 and 2003 have been reported in the Company's prior Form 10-QSB's and Form 10-KSB for the year ended September 30, 2003.

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

Dated:  May 13, 2004                        KS E-Media Holdings, Inc.


                                            /s/ Mayur Pandya
                                            ------------------------------------
                                            Mayur Pandya, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)