Form 10QSB
period 2004-06-30
Genex Pharmaceutical, Inc.
filed 2004-08-16
CIK 1197380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                       Commission file number: 333-102118

                           GENEX PHARMACEUTICAL, INC.
             (Exact name of registrant as specified on its charter)

                Delaware                                 98-0383571
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                             1801 Guangyin Building
                            Youyibeilu, Hexi District
                           Tianjin City, China 300074
                    (Address of principle executive offices)

                                 86 22 233 70440
              (Registrant's telephone number, including area code)

                           K S E-Media Holdings, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 17,845,732 shares issued and outstanding as of August 10, 2004.

                           GENEX PHARMACEUTICAL, INC.



                                                        INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Consolidated Balance Sheet -June 30, 2004 (unaudited)                            3

                              Statements of Income -Three and Six Months Ended June 30, 2004 and 2003
                              (unaudited)                                                                      4

                              Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003
                              (unaudited)                                                                      5

                              Notes to Interim Financial Statements (unaudited)                               6-12

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    13 - 17

                 ITEM 3       Controls and Procedures                                                          18

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                19
                 ITEM 2       Changes in securities and use of proceeds                                        19
                 ITEM 3       Defaults upon senior securities                                                  19
                 ITEM 4       Submission of matters to a vote of security holders                              19
                 ITEM 5       Other information                                                                19
                 ITEM 6       Exhibits and Reports on 8-K                                                      19

                 SIGNATURES                                                                                    21


                          GENEX PHARMACEUTICAL, INC.
                      (FORMERLY, KS E-MEDIA HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

     ASSETS
                 CURRENT ASSETS:
                        Cash & cash equivalents                                                   $        95,393
                        Accounts receivable, net                                                          849,067
                        Advances to suppliers                                                             292,605
                        Due from related parties                                                          128,183
                        Inventory                                                                         601,243
                                                                                                  ----------------
                                      Total current assets                                              1,966,491

                 PROPERTY AND EQUIPMENT, net                                                              269,036
                                                                                                  ----------------
                                                                                                 $      2,235,527
                                                                                                  ================

          LIABILITIES AND STOCKHOLDERS' EQUITY

                 CURRENT LIABILITIES:
                        Accounts payable                                                         $         13,917
                        Accrued expenses                                                                   19,957
                        Unearned revenue                                                                  262,171
                        Due to related parties                                                             87,320
                        Other payables                                                                     44,491
                                                                                                  ----------------
                                      Total current liabilities                                           427,856

                 STOCKHOLDERS' EQUITY
                        Preferred stock, $.0001 par value; authorized shares 5,000,000;
                        none issued and outstanding                                                             -
                        Common stock, $.0001 par value; authorized shares 30,000,000;
                         issued and outstanding 17,845,732 shares                                           1,785
                        Additional paid in capital                                                      1,136,306
                        Statutory reserves                                                                100,437
                        Retained earnings                                                                 569,143
                                                                                                  ----------------
                                      Total stockholders' equity                                        1,807,671

                                                                                                  ----------------
                                                                                                 $      2,235,527
                                                                                                  ================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           GENEX PHARMACEUTICAL, INC.
                      (FORMERLY, KS E-MEDIA HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             For the six     For the period from
                                                                                             month period         inception
                                                            For the three month periods         ended        (February 10, 2003)
                                                                  ended June 30,               June 30,       through June 30,
                                                             2004             2003               2004               2003
                                                         -------------     ------------     --------------    ---------------
 Net revenue                                           $      525,750    $      98,763     $      961,958   $         98,763
 Cost of revenue                                              139,000           18,126            203,918             18,126
                                                         -------------     ------------     --------------    ---------------
 Gross profit                                                 386,750           80,637            758,040             80,637
 Operating expenses
          Selling expenses                                    130,081           76,712            269,586             76,712
          General and administrative expenses                 103,689           27,941            270,810             27,941
                                                         -------------     ------------     --------------    ---------------
               Total operating expenses                       233,770          104,653            540,396            104,653
                                                         -------------     ------------     --------------    ---------------
 Income (loss) from operations                                152,980          (24,016)           217,644            (24,016)
 Non-operating Income (expense):
          Other income (expense)                               (1,076)              87                951                 87
                                                         -------------     ------------     --------------    ---------------
 Net income (loss)                                     $      151,904    $     (23,929)    $      218,595    $       (23,929)
                                                         =============     ============     ==============    ===============
 Basic and diluted weighted average shares outstanding     17,845,732       14,633,500         17,845,732         14,633,500
                                                         =============     ============     ==============    ===============
 Basic and diluted earnings (loss) per share *         $         0.01    $       (0.00)    $         0.01    $         (0.00)
                                                         =============     ============     ==============    ===============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           GENEX PHARMACEUTICAL, INC.
                      (FORMERLY, KS E-MEDIA HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
     AND THE PERIOD FROM INCEPTION (FEBRUARY 10, 2003) THROUGH JUNE 30, 2003
                                   (Unaudited)


                                                                                            2004                   2003

                                                                                      -----------------     -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                        $          218,595    $            (23,929)
           Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
                    Depreciation and amortization                                               19,882                   3,111
                    (Increase) / decrease in current assets:
                              Accounts receivable                                             (487,378)               (523,166)
                              Advances to suppliers                                           (292,605)                (14,069)
                              Inventory                                                        (33,510)                 60,942
                              Other receivable                                                  14,177                       -
                    Increase / (decrease) in current liabilities:
                              Accounts payable & accrued expenses                              (64,866)                 94,630
                              Advances from customers                                         (179,105)               (457,020)
                              Unearned revenue                                                 262,171                 177,744
                              Other payables                                                    37,248                  25,952
                                                                                      -----------------     -------------------
           Net cash used in operating activities                                              (505,391)               (655,805)
                                                                                      -----------------     -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of property & equipment                                                 (12,463)                      -
                                                                                      -----------------     -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
                    Payment on (repayment of) due to related parties                           283,868                (252,705)
                    Loan from related parties                                                   87,320                       -
                    Issuance of stock for cash                                                       -               1,148,730
                                                                                      -----------------     -------------------
           Net cash provided by financing activities                                           371,188                 896,025
                                                                                      -----------------     -------------------

 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                           (146,666)                240,220

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                    242,059                       -
                                                                                      -----------------     -------------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                            $           95,393    $            240,220
                                                                                      =================     ===================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


     1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Tianjin Zhongjin Biology Development Co., Ltd. (TZBD) was founded in the People's Republic of China on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10,2003. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

     On June 17, 2004, TZBD consummated a share purchase agreement with KS E-Media Holdings, Inc. ("KSE"), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a three-for-one stock dividend of the KS E-Media Common Shares. On June 29, 2004, KSE was renamed Genex Pharmaceutical, Inc.

     KSE was incorporated in the State of Delaware on February 28, 2002. Through June 17, 2004, KSE was considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". KSE was a start-up stage Internet based fulfillment Company based in Vancouver, BC, Canada. KSE filed an SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003.

     According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of TZBD. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of TZBD in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes. No pro forma financial statements are being presented as the legal acquirer had no significant asset or operations prior to the acquisition.

     The accompanying consolidated financial statements at and for the period ended June 30, 2004 include the accounts of KSE (legal acquirer) from the date of acquisition and its 100% owned subsidiary, TZBD for the full six month period. The historical results for the period ended June 30, 2003 include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

     2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2003.

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)



     Accounts Receivable

     The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 6 to 9 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $30,574 as at June 30, 2004.

     Income Taxes

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company is in process of being approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Management of the Company believes that the Company will be granted exemption of income tax in its first two years of operations.

     Foreign currency transactions and comprehensive income (loss)

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain were insignificant at and for the period ended June 30, 2004 and the period from inception (February 10, 2003) through June 30, 2003.

     Recent Pronouncements

     On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


     other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

     3. DUE FROM/TO RELATED PARTIES

     The Company advanced cash to parties related through common shareholders which amounted to $128,183. The amounts bear an interest rate of 5% per annum, due on demand and unsecured. Total interest income on the loans for the period ended June 30, 2004 amounted to $2,454.

     The Company borrowed cash from a shareholder and certain parties related to shareholders, amounting $87,320. The amounts are interest free, due on demand and unsecured.

     4. CONCENTRATION OF CREDIT RISK

     Two vendors provided 41% of the Company's raw materials for the six month period ended June 30, 2004 and one vendor (a related party) provided 97% of the Company's raw materials for the period from inception (February 10, 2003) through June 30, 2003.

     The future profitability of the Company will be dependent upon the Company's abilities to purchase the raw material at favorable terms.

     The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

     5. SHAREHOLDERS' EQUITY

     From its inception through December 31, 2003, the Company issued 1,500 shares of its common stock of no par value, for $1,148,730 to two shareholders.

     The Company completed the transfer of shares from one shareholder who was holding 90% of the Company's outstanding shares, to a new shareholder, by March 31, 2004.

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)



     6. RELATED PARTY TRANSACTIONS

     In June 2003, the Company signed a contract to purchase certain assets and liabilities, including all of the Company's property & equipment and inventory, from a party related through a major shareholder for $1,037,554. The Company recorded the assets at the net historical cost of the related party. The Company recorded the acquired assets as per following:


               Cash                                        $   370,384
               Accounts receivable                              75,895
               Other receivable                                135,027
               Inventory                                       624,361
               Property & equipment                            290,132
               Less: Advances from customers                  (458,245)
                                                           ------------
                                                           $ 1,037,554
                                                           ============

     The accounts receivable and other receivable acquired did not relate to the business of the Company. The Company's line of business (product being sold) is different than the line of business of the seller of the assets to the Company. The Company paid off the purchase price in cash, by December 31, 2003.

     The Company advanced cash to various related parties, totaling $128,183, through June 30, 2004. The Company has recorded interest income of $2,454 on these loans for the six month period ended June 30, 2004.

     The Company recorded rental expense payable to parties related through common shareholders, amounting $28,295 and $4,716 for the six month period ended June 30, 2004 and the period from inception (February 10, 2003) through June 30, 2003, respectively.

     As of June 30, 2004, the Company has loans payable to various parties, related through major shareholder, amounting $87,320. The amounts are due on demand, interest free and unsecured.

     7. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

     The Company paid $0 for interest and income tax during the six month period ended June 30, 2004 and the period from inception (February 10, 2003) through June 30, 2003.

     The cash flow statement for the period ended June 30, 2003 excludes the effects of non-cash transaction of assets acquisition from a related party (note 6).

     8. STATUTORY COMMON WELFARE FUND

     As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

          (i)  Making up cumulative prior years' losses, if any;

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)



          (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

          (iii)Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

          (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

     The Company makes annual contributions of 5% of the net income to welfare fund. The total amount contributed amounted to $10,930 for the six month period ended June 30, 2004.

     9. STATUTORY RESERVE

     In accordance with the Chinese Company Law (note8), the company has allocated 10% of its annual net income, as statutory reserve amounting $21,860 for the six month period ended June 30, 2004.

     10. CHANGE IN REGISTRATION LOCATION

     The Company changed its registration location from Tianjin economic and technological development district to Tianjin Xiqing economic development district. The change in registration took place on March 5, 2004.

     11. COMMITMENTS

     Lease:

     The Company is renting its production facility and its administrative offices from parties related through a major shareholder.

     The leases expire on May 31, 2005. The future lease commitment for the twelve month period ending June 30, 2005 amounted to $51,875.

     Employee pension:

     The employee pension in Tianjin generally includes two parts: The first part to be paid by the company is 20% of the Company's actual salary in prior year. If the average salary falls below $1,165 for each individual in Tianjin, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company however has made no contributions through June 30, 2004, of employment benefits, including pension. The Company agreed with the local authorities in commencing these contributions in 2004.

                           GENEX PHARMACEUTICAL, INC.
                     (Formally, K S E-Media Holdings, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


     12. GMP CERTIFICATION

     The management believes that its products and the Company are not subject to Good Manufacturing Practices (GMP) certification, as RBX is currently considered to be a part of a treatment with medical equipment. GMP is granted by the State Drug Administration (SDA) of China (China's equivalent to the FDA in the United States of America). GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors and it conforms to the WTO's fundamental principles concerning the medicine production administration. Management believes that the requirement of the GMP certification and license for the Company and RBX will begin by 2006.

     13. EARNINGS PER SHARE

     Earnings per share for the six month period ended June 30, 2004 and the period from inception (February 10, 2003) through June 30, 2003, were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

     14. RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the period ended June 30, 2004 presentation.

                           GENEX PHARMACEUTICAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in
     Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

          o    discuss our future expectations;
          o contain projections of our future results of operations or of our financial condition; and
          o    state other "forward-looking" information.

          We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

     Overview

     We are incorporated under the laws of the State of Delaware and have operations headquartered in Tianjin, China. The Company engages in the business of producing and distributing Reconstituted Bone Xenograft which is considered to be a medical device. This bone grafting technology accelerates bone healing. Our medical devices are distributed to 400 hospitals in 22 provinces throughout China. We market our technology to hospitals in China and aim to position us as a comprehensive medical device provider of bone grafting products and services.

     Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           GENEX PHARMACEUTICAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



     Accounts Receivable

     The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 6 months. Reserves are recorded primarily on a specific identification basis.

     Inventories

     Inventories are valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

     Property & Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 3 to 7 years.

     Revenue Recognition

     The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

     Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No.123. Through June 30, 2004, the Company has not granted any stock options.

                           GENEX PHARMACEUTICAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Income Taxes

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management
     Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first year of operations.

     Foreign Currency Transactions and Comprehensive Income (Loss)

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Chinese Renminbi. The unit of Renminbi is in Yuan.


     Recent Accounting Pronouncements

     On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

                           GENEX PHARMACEUTICAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

     Three  Months  Ended June 30, 2004  Compared To Three Months Ended June 30,
     2003

     Revenue
     -------
     For the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003, we generated net revenues of $525,750 and $98,763, respectively, reflecting an increase of $426,987 or 432%. The increase in revenues was primarily attributable to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

     Gross profit
     ------------
     We achieved a gross profit of $386,750 for the three months ended June 30, 2004, an increase of $306,113 or 380%, compared to $80,637 for the three months ended June 30, 2003. Gross margin, as a percentage of revenues, decreased from 82% for the three months ended June 30, 2003, to 74% for the three months ended June 30, 2004. The decrease in gross margin was primarily attributable to commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

     Operating expenses
     ------------------
     We incurred operating expenses of $233,770 for the three months ended June 30, 2004, an increase of $129,117 or 123%, compared to $104,653 for the three months ended June 30, 2003. This increase represents our continued development and implementation of our business during the second quarter 2004, and the increase in revenue from the 2003 to 2004 period.

     Net Income
     ----------
     Our net income was $151,904 for the three months ended June 30, 2004, an increase of $175,833 compared to a net loss of $23,929 for the three months ended June 30, 2003. The increase is attributed to the substantial growth in the demand for our products throughout China and continued development and implementation of our business during 2004.

     Six Months Ended June 30, 2004 Compared To Period from Inception through June 30, 2003

     Revenue
     -------
     For the six month period ended June 30, 2004 as compared to the period ended June 30, 2003, we generated net revenues of $961,958 and $98,763, respectively, reflecting an increase of $863,195 or 874%. The increase in revenues was primarily attributable to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales


     Gross profit
     ------------
     We achieved a gross profit of $758,040 for the six months ended June 30, 2004, an increase of $677,403 or 840%, compared to $80,637 for the period ended June 30, 2003. Gross margin, as a percentage of revenues, decreased from 82% for the six months ended June 30, 2003, to 79% for the period ended June 30, 2004. The decrease in gross margin was primarily attributable to

                           GENEX PHARMACEUTICAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

     Operating expenses
     ------------------
     We incurred operating expenses of $540,396 for the six months ended June 30, 2004, an increase of $435,743 or 416%, compared to $104,653 for the period ended June 30, 2003. This increase represents our continued development and implementation of our business during 2004, and the increase in revenue from the 2003 to 2004 period.

     Net Income
     ----------
     Our net income was $218,595 for the six months ended June 30, 2004, an increase of $242,524 compared to a net loss of $23,929 for the period ended June 30, 2003. The increase is attributed to the substantial growth in the demand for our products throughout China and continued development and implementation of our business during 2004.


     Liquidity and Capital Resources


     As of June 30, 2004, we had $95,393 in cash and cash equivalents, and we believe that our current cash needs for at least the next twelve months can be met from working capital. We had net cash used in operating activities of $505,391 for the six month period ended June 30, 2004 as compared to net cash used in operating activities of $655,805 in the corresponding period last year. The decrease in net cash flows used in operating activities in the current period as compared to corresponding period last year, was mainly due to increase in advances to suppliers resulting in usage of cash flow by $292,605. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     Cashflows from investing activities resulted in net cash provided of $371,188 in the current period as compared to net cash provided of $896,025 in the corresponding last year. The lesser cash provided in the current period was mainly due to payment of $283,868 due to related parties in the six month period ended June 30, 2004 as compared to receipt of $252,705 from related parties in the corresponding period last year, and issuance of stock for cash of $1,148,730 in the corresponding period last year.


     We had a net  decrease  in cash  and cash  equivalent  of  $146,666  in the
     current   period  as  compared  to  a  net  increase  of  $240,220  in  the corresponding period last year.

     The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

                           GENEX PHARMACEUTICAL, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


     a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           GENEX PHARMACEUTICAL, INC.

                           PART II - OTHER INFORMATION

     ITEM 1 LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

     ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 8, 2004, we issued 14,633,500 shares (post stock dividend) of our common stock in exchange for all of the issued and outstanding shares of Tianjin Zhongjin Biology Development Co., Ltd. The shares were issued to two accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

     On June 30, 2004, we affected a stock dividend, whereby each shareholder received three additional shares of common stock for every share of common stock owned on June 29, 2004. All information presented in this Form 10-QSB has been adjusted to reflect the dividend.


     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     ITEM 5 OTHER INFORMATION

     Not applicable.

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

               32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                           GENEX PHARMACEUTICAL, INC.

                           PART II - OTHER INFORMATION


          (b)  Reports on Form 8-K.
               Form 8-K, June 29, 2004, Items 1, 4 and 7 - Announcing the acquisition of Tianjin Zhongjin Biology Development Co., Ltd. and the change in control resulting from the acquisition.

                           GENEX PHARMACEUTICAL, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GENEX PHARMACEUTICAL, INC.

Date:  August 16, 2004                                 By: /s/ FUZHI SONG
                                                          ---------------
                                                       Fuzhi Song
                                                       Chief Executive Officer

Date:  August 16, 2004                                 By: /s/ SHULI ZHANG
                                                          ----------------
                                                       Shuli Zhang
                                                       Chief Financial Officer