Form 10QSB
period 2004-09-30
Genex Pharmaceutical, Inc.
filed 2004-11-17
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004

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

Yes [ ]             No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 17,845,732 shares issued and outstanding as of November 17, 2004.

GENEX PHARMACEUTICAL, INC.
INDEX

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(FORMERLY, KS E-MEDIA HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$480,958
Accounts receivable, net	609,275
Other receivables	180,549
Due from related parties	557,657
Inventory	529,858

Total current assets	2,358,297

PROPERTY AND EQUIPMENT, net	235,111

$2,593,408
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,046
Accrued expenses	62,957
Customers deposits	223,875
Due to related parties	8,432
Other payables	90,491

Total current liabilities	387,801

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; authorized shares 5,000,000;
none issued and outstanding	-
Common stock, $.0001 par value; authorized shares 30,000,000;
issued and outstanding 17,845,732 shares	1,785
Additional paid in capital	1,146,945
Statutory reserves	158,531
Retained earnings	898,346

Total stockholders' equity	2,205,607

$2,593,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(FORMERLY, KS E-MEDIA HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the nine	For the period from
			month period	inception
	For the three month periods		ended	(February 10, 2003)
	Ended September 30		September 30,	through September 30,
	2004	2003	2004	2003

Net revenue	$741,353	$365,203	$1,598,770	$463,966
Cost of revenue	76,093	44,526	175,470	62,652

Gross profit	665,260	320,677	1,423,300	401,314
Operating expenses
Selling expenses	185,699	116,730	455,285	193,442
General and administrative expenses	103,203	80,869	374,013	108,810

Total operating expenses	288,902	197,599	829,298	302,252

Income from operations	376,358	123,078	594,002	99,062

Non-operating Income (expenses):
Interest income	11,053	4	13,392	128
Others	(115)	(109)	(1,503)	(146)

Total non-operating income (expense)	10,938	(105)	11,889	(18)

Net income	$387,296	$122,973	$605,891	$99,044

Basic and diluted weighted average
shares outstanding	17,845,732	14,633,500	17,845,732	14,633,500

Basic and diluted earnings
per share	$0.02	$0.01	$0.03	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(FORMERLY, KS E-MEDIA HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
AND THE PERIOD FROM INCEPTION (FEBRUARY 10, 2003) THROUGH SEPTEMBER 30, 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,891	$99,044
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	54,708	29,728
(Increase) / decrease in current assets:
Accounts receivable	(247,586)	(219,060)
Inventory	37,875	(568,717)
Other receivable	(166,372)	(114,532)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(30,352)	32,342
Customers deposits	44,770	300,719
Other payables	83,249	8,568

Net cash provided by (used in) operating activities	382,183	(431,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(6,110)	(299,712)

Net cash used in investing activities	(6,110)	(299,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to related parties	(145,606)	-
Loan from related parties	8,432	432,067
Issuance of stock for cash	-	1,148,730

Net cash (used in) provided by financing activities	(137,174)	1,580,797

NET INCREASE IN CASH & CASH
EQUIVALENTS	238,899	849,177

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	242,059	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$480,958	$849,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tianjin Zhongjin Biology Development Co.,Ltd. (TZBD) was founded in the People's Republic of China on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10,2003. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement with KS E-Media Holdings, Inc. ("KSE"), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a three-for-one stock dividend of the KS E-Media Common Shares. On June 29, 2004, KSE was renamed Genex Pharmaceutical, Inc. All share amounts herein had been retro-actively restated to reflect the stock dividend.

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

The accompanying consolidated financial statements at and for the period ended September 30, 2004 include the accounts of KSE (legal acquirer) from the date of acquisition and its 100% owned subsidiary, TZBD (the accounting acquiror) for the full nine month period. The historical results for the period ended September 30, 2003 include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 6 to 9 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $23,031 as at September 30, 2004.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations.

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain were insignificant at and for the period ended September 30, 2004 and the period from inception (February 10, 2003) through September 30, 2003.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based Compensation

In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No.123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No.123. Through September 30, 2004, the Company has not granted any stock options.

Recent Pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instrument are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

3. DUE FROM/TO RELATED PARTIES

The Company advanced cash to parties related through common shareholders which amounted to $557,657 as of September 30, 2004. The amounts bear an interest rate of 6% per annum are due on demand and unsecured. Total interest income on the loans for the period ended September 30, 2004 amounted to $13,140. The Company is presently taking action to have these amount repaid in full on or before December 31, 2004. Payment of the amount due has been guaranteed by the existing significant shareholders of the Company.

The Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $8,432 as of September 30, 2004. The amounts are interest free, due on demand and unsecured.

4. CONCENTRATION OF CREDIT RISK

Two vendors provided 84% (including a related party who provided 77%) of the Company's raw materials for the nine months period ended September 30, 2004 and one vendor (a related party) provided 97% of the Company's raw materials for the period from inception (February 10, 2003) through September 30, 2003.

The future profitability of the Company will be dependent upon the Company's abilities to purchase the raw material at favorable terms.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

5. SHAREHOLDERS' EQUITY

In 2003, the Company issued 3,212,232 shares of its common stock for $1,148,730 to two shareholders.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

6. RELATED PARTY TRANSACTIONS

In June 2003, the Company signed a contract to purchase certain assets and liabilities, including all of the Company's property & equipment and inventory, from a party related through a major shareholder for $1,037,554. The Company recorded the assets at the net historical cost of the related party. The Company recorded the acquired assets as per following:

Cash	$370,384
Accounts receivable	75,895
Other receivable	135,027
Inventory	624,361
Property & equipment	290,132
Less: Advances from customers	(458,245)

$1,037,554

The accounts receivable and other receivable acquired did not relate to the business of the Company. The Company's line of business (product being sold) is different than the line of business of the seller of the assets to the Company. The Company paid off the purchase price in cash, by December 31, 2003.

In June and July 2004, the Company returned $247,715 of unused raw materials bought from a related company in 2003.

The Company advanced cash to parties related through common shareholders which amounted to $557,657 as of September 30, 2004. The amounts bear an interest rate of 6% per annum are due on demand and unsecured. Total interest income on the loans for the period ended September 30, 2004 amounted to $13,140. The Company is presently taking action to have these amount repaid in full on or before December 31, 2004. Payment of the amount due has been guaranteed by the existing significant shareholders of the Company.

The Company recorded rental expense payable to parties related through common shareholders, amounting to $5,877 and $8,706 for the nine month period ended September 30, 2004 and the period from inception (February 10, 2003) through September 30, 2003, respectively. (see note 10)

As of September 30, 2004, the Company has loans payable to various parties, related through major shareholder, amounting $8,432. The amounts are due on demand, interest free and unsecured.

7. STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i) Making up cumulative prior years' losses, if any;

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

(ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting. The Company makes annual contributions of 5% of the net income to welfare fund. The total amount contributed amounted to $30,295 for the nine month period ended September 30, 2004.

8. STATUTORY RESERVE

In accordance with the Chinese Company Law (note 7), the company has allocated 10% of its annual net income, as statutory reserve amounting $60,589 for the nine month period ended September 30, 2004.

9. CHANGE IN REGISTRATION LOCATION

The Company changed its registration location from Tianjin economic and technological development district to Tianjin Xiqing economic development district. The change in registration took place on March 5, 2004.

10. COMMITMENTS

Lease:

The Company is renting its production facility and its administrative offices from parties related through a major shareholder.

The leases expire on May 31, 2005. The future lease commitment for the twelve month period ending September 30, 2005 amounted to $37,727.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
(Formally, K S E-Media Holdings, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

11. GMP CERTIFICATION

The management believes that its products and the Company are currently not subject to Good Manufacturing Practices (GMP) certification, as RBX is currently considered to be a part of a treatment with medical equipment. GMP is granted by the State Drug Administration (SDA) of China (China's equivalent to the FDA in the United States of America). GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors and it conforms to the WTO's fundamental principles concerning the medicine production administration. Management believes that the requirement of the GMP certification and license for the Company and RBX will begin by 2006.

12. EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 2004 and 2003, and for the nine month period ended September 30, 2004 and the period from inception (February 10, 2003) through September 30, 2003, were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since there are common stock equivalents outstanding.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the medical device marketplace.

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

  discuss our future expectations;
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

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 months. Reserves are recorded primarily on a specific identification basis.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based Compensation

In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No.123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No.123. Through September 30, 2004, the Company has not granted any stock options.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

The Company utilizes SFAS No.109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations.

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

Recent Accounting Pronouncements

On May 15 2003, the FASB issued FASB Statement No.150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
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

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenue

For the three month period ended September 30, 2004 as compared to the three month period ended September 30, 2003, we generated net revenues of $741,353 and $365,203, respectively, reflecting an increase of $376,150 or 103%. The increase in revenues was primarily attributable to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit

We achieved a gross profit of $665,260 for the three months ended September 30, 2004, an increase of $344,583 or 107%, compared to $320,677 for the three months ended September 30, 2003. Gross margin, as a percentage of revenues, increased from 88% for the three months ended September 30, 2003, to 90% for the three months ended September 30, 2004. The increase in gross margin was primarily attributable to commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

Operating expenses

We incurred operating expenses of $288,902 for the three months ended September 30, 2004, an increase of $91,303 or 46%, compared to $197,599 for the three months ended September 30, 2003. This increase represents our continued development and implementation of our business during the third quarter 2004, and the additional costs necessary to conduct business due to the increase in revenue from the 2003 to 2004 period.

Net Income

Our net income was $387,296 for the three months ended September 30, 2004, an increase of $264,323 or 215%, compared to $122,973 for the three months ended September 30, 2003. The increase is attributed to the substantial growth in the demand for our products throughout China and continued development and implementation of our business during 2004.

Nine Months Ended September 30, 2004 Compared To Period from Inception through September 30, 2003.

Revenue

For the nine month period ended September 30, 2004 as compared to the period ended September 30, 2003, we generated net revenues of $1,598,770 and $463,966, respectively, reflecting an increase of $1,134,804 or 245%. The increase in revenues was primarily attributable to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit

We achieved a gross profit of $1,423,300 for the nine months ended September 30, 2004, an increase of $1,021,986 or 255%, compared to $401,314 for the period ended September 30, 2003. Gross margin, as a percentage of revenues, increased from 86% for the nine months ended September 30, 2003, to 89% for the period ended September 30, 2004. The increase in gross margin was primarily attributable to

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS

commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

Operating expenses

We incurred operating expenses of $829,298 for the nine months ended September 30, 2004,an increase of $527,046 or 174%, compared to $302,252 for the period ended September 30, 2003. This increase represents our continued development and implementation of our business during 2004, and the additional costs necessary to conduct business due to the increase in revenue from the 2003 to 2004 period.

Net Income

Our net income was $605,891 for the nine months ended September 30, 2004,an increase of $506,847 or 512%, compared to $99,044 for the period ended September 30,2003. The increase is attributed to the substantial growth in the demand for our products throughout China and continued development and implementation of our business during 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had $480,958 in cash and cash equivalents, and we believe that our current cash needs for at least the next twelve months can be met from working capital. We had net cash provided by operating activities of $382,183 for the nine month period ended September 30, 2004 as compared to net cash used in operating activities of $431,908 in the corresponding period last year. The increase in net cash flows provided by operating activities in the current period as compared to corresponding period last year, was mainly due to increase in net income for the nine month period ended September 30, 2004.

Cashflows from financing activities resulted in net cash used in $137,174 in the current period as compared to net cash provided of $1,580,797 in the corresponding last year. The greater cash used in the current period was mainly due to advances to related parties of $145,606 in the nine month period ended September 30, 2004 as compared to issuance of stock for cash of $1,148,730 in the corresponding period last year and advances of $432,067 from shareholders.

The Company advanced cash to parties related through common shareholders which amounted to $557,657 as of September 30, 2004. The amounts bear an interest rate of 6% per annum are due on demand and unsecured. Total interest income on the loans for the period ended September 30, 2004 amounted to $13,140.  The Company is presently taking action to have these amount repaid in full on or before December 31, 2004. Payment of the amount due has been guaranteed by the existing significant shareholders of the Company.

We had a net increase in cash and cash equivalent of $238,899 in the current period as compared to a net increase of $849,177 in the corresponding period last year.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

GENEX PHARMACEUTICAL, INC.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation under the supervision of the Company's Chief Executive Officer and Chief Financial officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

(b) Changes in Internal Controls. There were no changes in internal controls over financial reporting, known to the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal controls over financial reporting.

GENEX PHARMACEUTICAL, INC.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 OTHER INFORMATION

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Form 8-K was filed with the U.S. Securities and Exchange Commission on October 29, 2004, announcing its change of auditors.

GENEX PHARMACEUTICAL, INC.
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Fuzhi Song	November 17, 2004
Fuzhi Song
Chief Executive Officer

/s/ Shuli Zhang	November 17, 2004
Shuli Zhang
Chief Financial Officer