Form 10KSB
period 2004-12-31
Genex Pharmaceutical, Inc.
filed 2005-05-16
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

__________________________________

(Mark one)

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from	to

__________________________________

Commission file number: 333-102118

GENEX PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0383571
(State or Other Jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

1801 Guangyin Building, Youyibeilu, Hexi District,
Tianjin City, China	300074
(Zip Code)

Issuer's telephone number	+86 22 23370440

KS E-MEDIA HOLDINGS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

$0.0001 Par Value Common Stock
(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 was $2,350,050.

As of April 29, 2005, the registrant had 3,212,232 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates was approximately $1,349,000. This calculation is based upon the closing sale price of $0.42 per share on April 29, 2005.

As of April 29, 2005, there was 17,845,732 of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:         Yes ______                    No      X

PART I

        Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

Item 1 - Description of Business

Overview

        Genex Pharmaceutical, Inc., formerly known as KS E-Media, Inc. (the "Company"), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, the Company was considered a development stage company. The Company was a start-up Internet based fulfillment company based in Vancouver, BC, Canada.

        On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China and the shareholders of Zhongjin. Under the terms of the agreement, the Company acquired 100 percent of Zhongjin's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the Zhongjin shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a three-for-one stock dividend of the Company's common stock. On June 29, 2004, the Company changed its name to the present name.

        Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer. Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

        Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the terms the "Company", "Genex", "we", and "our" shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the Reorganization. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Zhongjin" shall refer to the operations of the Company on or after June 17, 2004.

About Zhongjin

        Zhongjin is incorporated under the laws of the People's Republic of China ("China") and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing Reconstituted Bone Xenograft ("RBX"), which is considered to be a medical device. This bone grafting technology accelerates bone healing. Its medical devices are distributed to 400 hospitals in 22 provinces throughout China. Zhongjin markets its technology to hospitals in China and targets to position itself as a comprehensive medical device provider of bone grafting products and services.

Industry Overview

        Historically the primary technology for bone grafting includes the methods of (i) autograft, a method that requires multiple painful surgeries, or (ii) allograft which carries certain immunological risks. The autograft is a procedure in which a complex or compound bone fracture is fused using bone tissue harvested from the patient's own body, usually the hip bone. The allograft procedure, although similar to the autograft procedure, uses bone tissue from a donor's cadaver bone. Compared to the traditional aforementioned techniques, the xenograft procedure derives its material from porcine or bovine bone to manufacture a natural ingredient.

Zhongjin Products

        Management believes that Zhongjin's RBX requires fewer medical procedures and presents less immunological side effects compared to autograft or allograft methods. Manufacturing of RBX starts with a bovine bone. Chemical agents decalcify and remove protein from the low-density bone removing impurities that may infect or be rejected by the patient's body. This process makes the bone more tolerable to human tissues. Bone Morphogenetic Protein ("BMP") is infused into the inorganic bone and the result is RBX. The entire process of RBX takes approximately 100 days, and can be used in a variety of bone-related injuries.

        Zhongjin is dedicated to the manufacture of RBX. RBX was tested at Beijing General Military Hospital and enjoyed an 88.4% success rate, as determined by clinical trials conducted by the hospital's Orthopedic Department. In certain cases, it has been found to be more cost effective than traditional methods. The 100 day process includes initial bone selection, detoxification of the fresh bone materials, the extraction process of BMP and the decalcification to make the de-antigen carrier element, followed by sterile laboratory manipulation to impregnate this element with BMP to final RBX form. Quality is assured by the Tianjin Institute for Medical Science, a leading Chinese medical research institute, through sample testing of BMP bio-growth materials and the final product RBX. RBX has excellent compatibility with natural human bone. RBX can be used for injuries ranging from complex fractures to bone defects and bone traumas.

Marketing

        Zhongjin is presently manufacturing and distributing RBX to 400 hospitals in 22 provinces of China. Through intensive marketing campaigns and development of its distribution network, Zhongjin is experiencing growing demand for this product. With increased national medical budgets, a national initiative to enhance medical procedures and in the interest of increasing `quality of life' technologies, China's medical community is adapting RBX technology to counter the rapid increase of bone related injuries. With a significant rise in bone-related traumas in China and no immediate solutions for hospitals, Zhongjin believes that the medical industry requires a cheaper, minimally intrusive surgical procedure to meet the demands placed on hospitals by growing cases of bone-related injuries.

        Zhongjin makes direct sales through a distribution network consisting of nine provincial branches with 50 direct sales personnel. This network is further expanded by 20 independent medical device third party resellers covering another 13 provinces. The marketing of the products is carried out through professional medical seminars, technical conferences, internal hospital meetings and clinical studies. All of these techniques are used to promote the advantages and applications of the products to the medical community. Zhongjin has identified 224 key hospitals and certain doctors for promotion of the RBX products in 2004. Product awareness has also been promoted and enhanced through advertisements in professional magazines and the press, such as the Chinese Journal of Orthopedics and Chinese Journal of Surgery.

Sources and Availability of Raw Materials (Vendors)

        The principle element of RBX is bovine bone for which there are numerous suppliers, and obtaining the main ingredient is relatively simple and inexpensive.

Customers

        Zhongjin's two main customers are medical device resellers: the Shanghai Yicheng Medical Device Company is Zhongjin's largest customer, representing 15% of total sales in 2004, and the Anhui Hefei Jialian Medical Appliance Company representing 10% of total sales in 2004. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through 2006, amounting to $1,425,000 in sales, although these agreements are not binding on the parties and may be changed or terminated at any time. Zhongjin recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China. Zhongjin's medical device customers represent 56% of all sales, and direct sales to hospitals and doctors account for 44% of sales in 2004.

Intellectual Property

        Zhongjin has no trademarks or patents pending on its technology. Zhongjin maintains the RBX technology as a trade secret since public knowledge of the RBX manufacturing process on a wide-scale would erode the Company's competitive advantage. Zhongjin has signed confidentiality agreements with key employees who are in critical positions of the manufacturing process. As a further means of security, files and records relating to the manufacturing process are maintained separately, and no non-executive level employee is acquainted with the entire process.

Research and Development

        Historically, research and development has been conducted by independent parties. In 2004, research and development continued to be conducted by independent parties and charged to operations as incurred.

Government and Environmental Regulations

        Zhongjin maintains the following licenses and is in good standing with the regulatory agencies that enforce PRC government laws:

(i)         Business License issued by The Tianjin Administration for Industry and Commerce;
(ii)        Manufacturing License for Medical Devices issued by The Tianjin Drug Administration, and
(iii)       Certificate for Medical Devices Product Standard: Q12 XJ 3867-2001, which is a certified product statement of manufacturing and production for medical devices.

        These regulations are issued by the State Food and Drug Administration of China. The nature of the product and industry in which Zhongjin operates is highly regulated and governmental approval is vital to production of medical device products.

Employees

        As of December 31, 2004, Zhongjin had 91 full-time employees broken down as follows:

Department	No. of employees
Management	11
Production(1)	23
Sales	41
Finance and accounting	6
Administration	5

Total	86

(1) Third party medical institutions undertake research and development. However, in-house R&D professionals are currently included as production personnel.

        In 2004, Zhongjin recruited 37 additional employees, of which 10 are production staff, 27 in sales, and 5 in finance. It allows Zhongjin to continue to meet product demand and enables it to expand its sales and distribution networks. Our management team is based in Tianjin City, China, and consists of 7 managers that lead a sales team of 41 persons. The sales teams are located in the provinces of Guangdong, Tianjin, Beijing, Shandong, Hunan, Hubei, Sichuan and Fujian.

Competition

        The RBX technology developed by Zhongjin is competing against traditional methods of bone graft surgery such as autografting and allografting. Most bone grafting products derived from natural bone or synthetic bone marrow combinations for bone fusion procedures are available internationally and are predominantly developed and manufactured by international pharmaceutical companies. In China, the traditional bone grafting products dominate the market. The present market for bone grafting technology is fragmented with only several small firms operating in regional markets and Zhongjin believes that there is no other company committed to the development of a manufacturing platform for the xenograft technology to serve the current national demand for such products.

        Shanxi Osteorad is a competitor on a national level and it specializes in allograft-related products. Other companies that provide bone grafting medical devices include the synthetic bone grafting products from companies such as Shanghai Rebone Biomaterials Co., Ltd., and U.S. Biomaterials Corporation, as well as Mathys (Shanghai) Medical Trading Company Ltd. which produce syntheticbone grafting products. The Shanghai Xiaobo Science and Technology Development Company produces p-DBM (de-mineralized bone matrix) on a small scale and does not directly compete with Zhongjin.

Related Party Transactions

        The Company advanced cash to parties related through common shareholders during 2003 and 2004. Of the total of $1,170,700, $169,286 is interest-free, unsecured and due on demand. The remaining $1,001,414 bears an interest rate of 6% per annum and is also unsecured. Of the $1,001,414, $244,263 and $197,523 are six-month term loans due for repayment on April 30, 2005 and May 31, 2005, respectively, whereas the remaining $559,628 is due on demand. As regards to the term loan of $244,263 already due for repayment on April 30, 2005, the Company has extended the term for 1 year from May 1, 2005 to April 30, 2006 at an interest rate of 6% per annum. Total interest income on the loans for the years ended December 31, 2004 and 2003 amounted to $21,894 and $4,380, respectively.

        During the year ended December 31, 2004, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $27,264 and $23,071 respectively. The amounts are interest free, due on demand and unsecured.

        During the year ended December 31, 2004 and 2003, the Company recorded rental expenses paid and payable to parties related through common shareholders amounting to $17,346 and $32,989 respectively for office and factory premises.

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

$ 1,037,554

        The accounts receivable and other receivable acquired did not relate to the business of the Company. The Company's line of business (product being sold) is different than the line of business of the seller of the assets to the Company. The Company paid off the purchase price in cash during the fiscal year ended December 31, 2003.

Risk Factors

OUR PRIMARY OPERATIONS ARE CONDUCTED IN THE PRC AND THEREFORE OUR BUSINESS CAN BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL, ECONOMIC AND SOCIAL CONDITIONS IN THE PRC.

        The Company's primary operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

        The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political, economic and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

        The Company's operating assets and primary sources of income and cash flows are its interest in subsidiary company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

        As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

WE HAVE CONFLICTS OF INTEREST

        Certain conflicts of interest exist between us and our officers and directors. The officers have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties owed to the Company.

REGULATION OF PENNY STOCKS

        Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make special suitability determination for the purchaser and receive from the purchasers written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our purchasers to sell such securities in any market that might develop therefor.

        In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g- 7 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute penny stocks within the meaning of the rules, the rules would apply us and to our securities. The rules may further affect the ability of our shareholders to sell their shares in any public market, which might develop.

        According to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to our securities.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

        Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

DEPENDENCE UPON OUTSIDE ADVISORS

        To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us. In the event our officers consider it necessary to hire outside advisors, they may elect to hire people who are affiliates, if those affiliates are able to provide the required services.

NO FORESEEABLE DIVIDENDS

        We have not paid dividends on our securities and do not anticipate paying such dividends in the foreseeable future.

NO PUBLIC MARKET EXISTS

        While our equity securities are listed for trading on the Over the Counter Bulletin Board under the trading symbol "GENX.OB", there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate such investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.

        Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES

        Our restricted shares of common stock may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under any other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of our common stock.

STATE LAW CONSIDERATION

        Because the securities registered hereunder have not been registered for resale under the laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 2 - Description of Property

        Our principal facility is located at No. 17 Bridge, Waihuanxian, Xiqing District, Tianjin City, China. We leased a 600 square meter factory that includes areas for laboratories, storage, production and manufacturing. We also leased 436 square meters for our executive offices that are located at Room 1801, Guangyin Building, Youyibeilu, Hexi District, Tianjin City, China.

        The factory rent is $7,836 per year from June 1, 2003 to May 31, 2005. The office rent is $9,510 per year and is leased from June 1, 2003 to May 31, 2005. The Company has renewed the leases for factory and office spaces for another two years from June 1, 2005 to May 31, 2007 at an annual rent of $7,836 and $9,510, respectively.

Item 3 - Legal Proceedings

        We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4 - Submission of Matters to a Vote of Security Holders

        No matter was submitted to a shareholder vote during the 2004 fiscal year.

PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

        We trade on the OTCBB under the symbol "GENX.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low

2004
4th Quarter	$2.50	$0.45
3rd Quarter	$4.25	$2.50
2nd Quarter	$3.62	$0.19
1st Quarter	$0.25	$0.25

2003
4th Quarter	$0.05	$0.04
3rd Quarter	$0.04	$0.04
2nd Quarter	$0.04	$0.04
1st Quarter	$0.00	$0.00

        The foregoing prices take into account the three for one stock dividend that occurred on June 27, 2004.

        As of December 31, 2004, there were 2 shareholders of record of our common shares. We have not paid any dividends on our common shares since inception and do not anticipate that dividends will be paid at any time in the immediate future.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation

        THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

        Genex Pharmaceutical, Inc., formerly known as KS E-Media, Inc. (the "Company"), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, the Company was considered a development stage company. The Company was a start-up Internet based fulfillment company based in Vancouver, BC, Canada.

        On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China and the shareholders of Zhongjin. Under the terms of the agreement, the Company acquired 100 percent of Zhongjin's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the Zhongjin shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a three-for-one stock dividend of the Company's common stock. On June 29, 2004, the Company changed its name to the present name.

        Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

About Zhongjin

        Zhongjin is incorporated under the laws of the People's Republic of China ("China") and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing Reconstituted Bone Xenograft ("RBX"), which is considered to be a medical device. This bone grafting technology accelerates bone healing. Its medical devices are distributed to 400 hospitals in 22 provinces throughout China. Zhongjin markets its technology to hospitals in China and aims to position itself as a comprehensive medical device provider of bone grafting products and services.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

        The accompanying consolidated financial statements at and for the year ended December 31, 2004 include the accounts of Genex from the date of acquisition and its 100% owned subsidiary, Zhongjin for the year then ended. The historical results for the year ended December 31, 2003 include the accounts of Zhongjin only. All significant inter-company transactions have been eliminated in consolidation.

Revenues. For the year ended December 31, 2004, net sales were $2,350,050 as compared to net sales of $1,221,903 for the year ended December 31, 2003, reflecting an increase of $1,128,147 or 92.3%. The increase in revenue was mainly due to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales. In addition, the Company only commenced business operations in June for fiscal year of 2003 whereas the Company has been in operation for the whole fiscal year of 2004.

Gross Profit. For the year ended December 31, 2004, total gross profit was $2,067,404 or 88.0% of total net sales, as compared to total gross profit of $1,009,274 or 82.6% of total net sales for the period from February 10, 2003 (date of inception) to December 31, 2003. The gross profit margin was improved by 5.4%, which was primarily due to commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

Selling Expenses. For the year ended December 31, 2004, selling expenses was $528,427, as compared to $280,160 for the period from February 10, 2003 (date of inception) to December 31, 2003, reflecting an increase of $248,267 or 88.6%. The selling expenses to sales, is 22.5% and 22.9% for the year ended December 31, 2004 and for the period from February 10, 2003 (date of inception) to December 31, 2003, respectively. The slight improvement in selling expenses was primarily due to the continued development and implementation of our business during the fiscal year ended December 31, 2004.

General and Administrative Expenses. For the year ended December 31, 2004, general and administrative expenses was $546,859, as compared to general and administrative expenses of $285,362 for the period from February 10, 2003 (date of inception) to December 31, 2003, reflecting an increase of $261,497 or 91.6%. The general and administrative expenses to sales, is 23.3% and 23.4% for the year ended December 31, 2004 and for the period from February 10, 2003 (date of inception) to December 31, 2003, respectively. The increase in general and administrative expenses are in line with the increases in net sales.

Other income (Expenses). For the year ended December 31, 2004, interest income was $22,646 as compared to interest income of $7,233 for the period from February 10, 2003 (date of inception) to December 31, 2003. The increase was primarily due to the increase in amounts advanced to related parties during 2004.

Net Income. The Company recorded a net income of $1,013,261 and $450,985 for the fiscal year ended December 31, 2004 and 2003, respectively. The increase is attributable to the substantial growth in the demand for our products throughout China and continued development and implementation of our business in 2004.

Liquidity and Capital Resources

Operating. For the fiscal year ended December 31, 2004, the Company's operations provided cash resources of $90,046, as compared to cash resources used of $601,314 for the period from February 10, 2003 (date of inception) to December 31, 2003. The increase in net cash flows generated from operating activities in the fiscal year ended December 31, 2004, was primarily due to the decrease in cash flows related to inventories, accounts payable and accrued liabilities. As of December 31, 2004, we had $325,995 in cash and cash equivalents, as compared to $242,059 as of December 31, 2003.

Investing. Additions to property, plant and equipment for the year ended December 31, 2004 was $6,110 as compared to $305,357 for the fiscal year ended December 31, 2003.

Financing. There was no financing activities for the fiscal year ended December 31, 2004. During the year ended December 31, 2003, the cash flow generated from financing was due to the issuance of stock for cash of $1,148,730.

Plan of Operation

        The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations are sufficient to support the Company's working capital requirement for its planned operations for the next twelve months.

Exchange rate

        Fluctuations of currency exchange rates between Renminbi and the United States dollar could adversely affect our business since our sole investment conducts its business exclusively in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of the Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

Recent accounting pronouncements

        In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 22 and 64. Amendment of FASB Statement No. 13, and Technical Corrections." The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The Statement is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have material impact on the Company's financial statement presentation or disclosure.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial statement presentation or disclosure.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions. The Company does not expect this standard will have any effect on its financial statement presentation or disclosure.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize an initial liability for the market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company does not expect this standard will have any effect on its financial statements presentation or disclosure.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation. Transition and Disclosure" SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on our financial position, results of operations, or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN-46")." FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The adoption of FIN46 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 15 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

        On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

        On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

        The Financial Statements and schedules that constitute Item 7 are attached at the end of Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included in Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 9, 2004, the Company notified Manning Elliott, Chartered Accountants ("Elloitt"), its independent public accountant that the Company was terminating its engagement effective June 17, 2004. The Company's Board of Directors approved such decision.

        Elliott's opinion in its report on the Company's financial statements for the years ended September 30, 2002 and 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. During the two most recent fiscal years and the subsequent interim period ended June 17, 2004 (the date of termination), there were no disagreements with Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Elliott would have caused disagreements in connection with its report on our financial statements for any such periods.

        From June 17, 2004 to October 26, 2004, Kabani & Company, Inc. ("Kabani") was engaged as the Company's independent public accountants. Prior to their dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kabani would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B .

        On October 26, 2004, the Board of Directors dismissed Kabani as the Company's independent public accountants. On October 28, 2004, the Board appointed Weinberg & Company, Inc. to serve as the Company's independent public accountants till its dismissal on March 29, 2005.

        On March 29, 2005, the Board re-appointed Kabani to serve as the Company's independent public accountants. None of the reports of Weinberg & Company, Inc. on the Company's financial statements since the last fiscal quarter ended September 30, 2004 contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time Weinberg & Company, Inc. was engaged as the Company's independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Weinberg & Company, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg & Company, Inc.'s satisfaction, would have caused Weinberg & Company, Inc. to make reference to the subject matter in connection with its report on the Registrant's financial statements during such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

ITEM 8A. INTERNAL CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table and text set forth the names and ages of all directors and executive officers of the Company as of April 29, 2005. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Person	Age	Position
Mr. Fuzhi Song	53	Chairman of the Board of Directors, Chief Executive Officer and President
Mr. Shuli Zhang	43	Chief Financial Officer and Treasurer,
Ms. Sufen Ail	30	Secretary

        Mr. Fuzhi Song has been President and Chairman of the Board of the Company since June 17, 2004. Mr. Song has been the Chairman of the Board of Directors of Zhongjin and has served in this position from inception of the company in February 2003 to present. Mr. Fuzhi Song has over 10 years experience in the pharmaceutical industry and from January 1998 to November 1999, he was the Chief Executive Officer of Tianjin Zhongjin Pharmaceutical Company. From December 1999 to present, he also serves as Chairman of Board of Directors and General Manager of the Jinshi Group. Mr. Fuzhi Song

earned a professional certificate in economics in 1992 from the Government Economic Management Institute in Tianjin, China.

        Mr. Shuli Zhang joined Zhongjin as the Chief Financial Officer on June 17, 2004. From January 2003 to June 2004 he was Chief Financial Officer at the Tianjin Pharmaceutical Company. From September 2002 to December 2002, he was Audit Manager of The Tianjin Jiurong Accounting Company. From October 2000 to August 2002, he served concurrently as Chief Accountant of Tianjin Hualinhang Investment Company and as Chief Financial Officer at Xinjiang Zhonghe Ltd. He graduated from Renmin University with a Bachelor's degree in economics in 1986. Mr. Zhang is a Chinese CPA, CPV and CTA.

        Ms. Sufen Ai joined Zhongjin as its corporate secretary in June 2004. Her previous work experience involves executive positions in several Chinese companies including Suning Appliance Group and Jiangsu Wantai Industrial Group. She received an MBA in finance from St. Joseph's University in the United States in 2001.

Family Relationships

        There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Audit Committee

        The Company currently does not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance:

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company noted that during the year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company's common stock did not comply with all Section 16(a) filing requirements. The Company will inform its officers, directors and holders of more than 10% of the Company's commons stock to take the immediate remedial action.

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

        The Company has not adopted a code of ethics that applies to the Company's principal executive and financial officers. The Company plans to establish and adopt a code of ethics by the end of 2005.

Item 10 - Executive Compensation

        No compensation was paid to the Chairman and Chief Executive Officer for remuneration during fiscal years ended December 31, 2004 and 2003. None of the executive officers received annual compensation in excess of $100,000.

Stock Option Grants and Exercises

        We currently have no option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment, Severance and Change of Control Agreements

        We currently have no employment, severance or change of control agreements.

Limitation of Liability and Indemnification

        Our certificate of incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty, and, therefore, an officer or director cannot be held liable for damages to us or our stockholders for gross negligence or lack of due care in carrying out his or her fiduciary duties as a director or officer except in certain specified instances. We have also adopted by-laws which provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with us to the maximum extent and under all circumstances permitted by law.

        There are presently no material pending legal proceedings to which a director, officer and employee of ours is a party. There is no pending litigation or proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

        To the extent provisions of our articles of incorporation provide for indemnification of directors for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

        As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 17,845,732 shares of Common Stock outstanding at December 31, 2004.

Name/Title	No. of Shares	% of ownership
Fuzhi Song, CEO, President and Director	14,633,500	82%

Item 12 - Certain Relationships and Related Transactions

        The Company advanced cash to parties related through common shareholders during 2003 and 2004. Out of total of $1,170,700, $169,286 is interest-free, unsecured and due on demand. The remaining $1,001,414 bears an interest rate of 6% per annum and is also unsecured. Of the $1,001,414, $244,263 and $197,523 are six-month term loans due for repayment on April 30, 2005 and May 31, 2005, respectively, whereas the remaining $559,628 is due on demand. As regards to the term loan of $244,263 already due for repayment on April 30, 2005, the Company has extended the term for 1 year from May 1, 2005 to April 30, 2006 at an interest rate of 6% per annum. Total interest income on the loans for the years ended December 31, 2004 and 2003 amounted to $21,894 and $4,380, respectively.

        During the year ended December 31, 2004, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $27,264 and $23,071 respectively. The amounts are interest free, due on demand and unsecured.

        During the year ended December 31, 2004 and 2003, the Company recorded rental expenses paid and payable to parties related through common shareholders amounting to $17,346 and $32,989 respectively for office and factory premises.

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

Item 13 - Exhibits and Reports on Form 8-K

(a) (1)     Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2)         The following exhibits are being filed herewith.

Exhibit No.	Description

3.1*	Certificate of Incorporation
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

(b) Reports on Form 8-K.

On October 29, 2004, a Form 8-K was filed to disclose the change in the Company's certifying accountant from Kabani & Company to Weinberg & Company, Inc.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Manning Elliott, Weinberg  & Co., P.A. and Kabani & Company, Inc. our independent auditors, for fiscal years 2004 and 2003:1

	FISCAL 2004	FISCAL 2003

Audit Fees	$70,000	$17,500

Total	$70,000	$17,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2004 and 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheet as of December 31, 2004	F-2

Consolidated Statements of Operations for the Years
Ended December 31, 2004 and 2003	F-4

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

All other schedules are omitted because the required information either is not applicable or is not presented in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genex Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheet of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits of these financial statements in accordance with the standards of the Public Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2004 and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kabani & Company, Inc.
Huntington Beach, California

May 13, 2005

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31,
2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$325,995
Accounts receivables, net	688,787
Inventories	522,753
Due from related parties	1,170,700

Total current assets	2,708,235

Property, plant and equipment, net	231,226

Total assets	$2,939,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$200,001
Advances from customers	76,149
Due to shareholder	27,264
Due to related parties	23,071

Total current liabilities	326,485

SHAREHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none
issued and outstanding	-
Common Stock, $.00001 par value; 30,000,000 shares authorized,
17,845,732 shares issued and outstanding	1,785
Additional paid-in capital	1,146,945
Statutory reserves	219,637
Retained earnings	1,244,609

Total shareholders' equity	2,612,976

$2,939,461

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

NET REVENUE	$2,350,050	$1,221,903

COST OF REVENUE	(282,646)	(212,629)

GROSS PROFIT	2,067,404	1,009,274

OPERATING EXPENSES
Selling expenses	(528,427)	(280,160)
General and administrative expenses	(546,859)	(285,362)

Total operating expenses	(1,075,286)	(565,522)

INCOME FROM OPERATIONS	992,118	443,752

OTHER INCOME (EXPENSES)
Interest income, net	22,646	7,233
Other income (expenses), net	(1,503)	-

Total other income	21,143	7,233

NET INCOME	$1,013,261	$450,985

Net income per share - basic and diluted	$(0.06)	$(0.03)

Weighted average number of shares outstanding - basic
and diluted	17,845,732	14,633,500

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional			Total
	Number of		paid-in	Statutory	Retained	stockholders'
	shares	Amount	capital	reserves	earnings	equity

Balance at January 1, 2003	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	14,633,500	1,464	1,147,266	-	-	1,148,730

Recapitalization on reverse
acquisition	3,212,232	321	(321)	-	-	-

Net income for the period ended
December 31, 2003	-	-	-	-	450,985	450,985

Allocation to statutory reserves	-	-	-	67,648	(67,648)	-

Balance, December 31, 2003	17,845,732	1,785	1,146,945	67,648	383,337	1,599,715

Net income for the year ended
December 31, 2004	-	-	-	-	1,013,261	1,013,261

Allocation to statutory reserves	-	-	-	151,989	(151,989)	-

Balance, December 31, 2004	17,845,732	$ 1,785	$ 1,146,945	$ 219,637	$ 1,244,609	$ 2,612,976

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$1,013,261	$450,985
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	58,593	21,647
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(280,582)	(408,204)
Decrease in inventories	44,980	(567,733)
Decrease in amount due from related parties	(790,987)	(379,713)
Increase in accounts payable and accrued liabilities	158,023	41,978
(Decrease) Increase in customer deposit	(102,956)	179,105
(Decrease) Increase in amount due to shareholder	(5,725)	32,989
(Decrease) Increase in amount due to related parties	(4,561)	27,632

Net cash provided by (used in) operating activities	90,046	(601,314)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,110)	(305,357)

Cash flows from financing activities:
Cash received from the issuance of stock	-	1,148,730

Net increase in cash and cash equivalents	83,936	242,059
Cash and cash equivalents at beginning of year	242,059	-

Cash and cash equivalents at end of year	$325,995	$242,059

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (TZBD) was founded in the People's Republic of China on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement with KS E-Media Holdings, Inc. ("KSE"), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a four-for-one forward split of the KS E-Media Common Shares by way of stock dividend. On June 17, 2004, the KSE was renamed Genex Pharmaceutical, Inc.

KSE was incorporated in the State of Delaware on February 28, 2002. Through June 17, 2004, KSE was considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". KSE was a start-up stage Internet based fulfillment Company based in Vancouver, BC, Canada. KSE filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003.

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

CHANGE IN REGISTRATION LOCATION:

The Company changed its registration location from Tianjin economic and technological development district to Tianjin Xiqing economic development district. The change in registration took place on March 5, 2004.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements at and for the year ended December 31, 2004 include the accounts of TZBD and its parent company, KSE (legal acquirer) from the date of acquisition. The historical results for the year ended December 31, 2004 include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and an allowance is made to write down the inventories to the market value, if market is lower than cost.

Accounts receivable and allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on the composition of accounts receivable, analysis of historical bad debts, customer concentrations, customer credit worthiness, an analysis of current economic and business trends as well as changes in customer payment patterns. Terms of the sales vary from COD through a credit term up to 6 to 9 months.

The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible. For accounts receivable that have been outstanding for over 270 days, the Company determines an appropriate allowance based on individual circumstances.

During the year ended December 2004 and 2003, the Company recorded $22,135 and $19,000 as general allowance for doubtful and long overdue accounts.

Advances from customers

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $76,149 at December 31, 2004.

Property and equipment

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

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004, there were no significant impairments of its long-lived assets.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2004 and 2003 were insignificant.

Research and development costs

Research and development costs are expensed as incurred.

Income taxes

The Company accounts for income tax using Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. No provision for deferred taxation has been made, as there are no temporary differences at the balance sheet date.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations.

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No.123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees (see Note 11) and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123. The Company did not grant any stock options to its officers and management during the fiscal years ended December 31, 2004 and 2003.

Earning per share

Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Reserve funds

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds upon dividend distribution. The surplus reserve funds are comprised of the statutory surplus reserve fund and the welfare reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus and/or cash dividends. The welfare fund is non-distributable and must be used for the benefits of all the staff of the enterprise. During the years ended December 31, 2004 and 2003, no dividend had been declared by Zhongjin, and therefore, no reserve funds were transferred.

Foreign currency translation

Assets and liabilities in foreign currency at the balance sheet date are translated at the exchange rate prevailing at that date. Revenue and expenses are translated at the average exchange rate, which approximate the actual rate prevailing on the date of the transaction.  Transaction gains and losses are reflected in the income statement.  Gains and losses arising from translation of foreign currency financial statements are reflected as a component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is the Chinese Renminbi.  The unit of Renminbi is in Yuan.  Translation gains and losses were insignificant for the year ended December 31, 2004.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

Fair values of financial instruments

The Company values its financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayments, accounts payable and accruals, short-term loans and amount due to and due from related parties. The carrying values of financial instruments approximate the fair values because of their short-term maturities.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Statement of cash flows

        In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

        Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent accounting pronouncements

        In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

        In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115 "Accounting in certain investments in debt and equity securities". EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

        Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

NOTE 4. INVENTORIES

December 31,
2004

Raw and packing materials	$27,876
Work-in-progress	318,107
Finished goods	176,770

$522,753

NOTE 5. DUE FROM / TO RELATED PARTIES

        The Company advanced cash to parties related through common shareholders during 2004. Out of total of $1,170,700, $169,286 is interest-free, unsecured and due on demand. The remaining $1,001,414 bears an interest rate of 6% per annum and is also unsecured. Of the $1,001,414, $244,263 and $197,523 are six-month term loans due for repayment on April 30, 2005 and May 31, 2005, respectively, whereas the remaining $559,628 is due on demand. As regards to the term loan of $244,263 already due for repayment on April 30, 2005, the Company has extended the term for 1 year from May 1, 2005 to April 30, 2006 at an interest rate of 6% per annum. Total interest income on the loans for the years ended December 31, 2004 and 2003 amounted to $21,894 and $4,380, respectively.

        During the year ended December 31, 2004, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $27,264 and $23,071 respectively. The amounts are interest free, due on demand and unsecured.

NOTE 6. PROPERTY AND EQUIPMENT

December 31,
2004

Machinery and equipment	$291,407
Computer equipment	19,356

310,763
Less: Accumulated depreciation	(79,537)

$231,226

Depreciation expense was $58,593 and $21,647 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7. INCOME TAXES

        Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2004 and 2003, there are no income tax (benefit) expenses.

        The Company's PRC subsidiary is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. However, based on the local tax rules, Zhongjin is entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to its high technology content of businesses. No provision for taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in PRC, for the years ended December 31, 2004 and 2003 were made accordingly. No other significant deferred tax assets or liabilities existed at December 31, 2004 and 2003.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations.

	December 31,	December 31,
	2004	2003
Tax expense at statutory rate-federal	34%	34%
Foreign tax rate differential	(34)	(34)

Tax expense at actual rate	-	-

NOTE 8. EQUITY-BASED TRANSACTIONS

        On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China and the shareholders of Zhongjin. Under the terms of the agreement, the Company acquired 100 percent of Zhongjin's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the Zhongjin shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a three-for-one stock dividend of the Company's common stock.

NOTE 9. DIRECTORS' COMPENSATION IN SHARES AND WARRANTS

        The Company currently does not have option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

        During the years ended December 31, 2004 and 2003, there was no warrants granted.

        No warrants granted to consultants were exercised during the year ended December 31, 2004.

NOTE 10. EARNINGS (LOSS) PER COMMON SHARE

        Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating leases

        The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2004:

Total
2005	$7,227
2006 - 2009 (4 years)	-
2010 - 2018 (7.25 years)	-

Minimum lease payments	$7,227

The total rental expense incurred for the years ended December 31, 2004 and 2003 were $17,346 and $32,989, respectively.

Litigation

        The Company is not a party to any pending or any threatened legal proceedings. None of the Company's directors, officers or affiliates, or owner of record of more than five percent (5%) of the Company's securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

NOTE 12. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

        The Company's two main customers are medical device resellers: the Shanghai Yicheng Medical Device Company is Zhongjin's largest customer, representing 15% of total sales in 2004, and the Anhui Hefei Jialian Medical Appliance Company representing 10% of total sales. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through to 2006, amounting to $1,425,000 in sales, although these agreements are not binding. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China. The Company's medical device customers represent 56% of all sales, and direct sales to hospitals and doctors account for 44% of sales, in 2004.

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are mainly maintained with major banks in the PRC. The Company periodically performs credit analysis and monitors that financial condition of its customers at the subsidiary level in order to ensure collections and minimize credit risk.

NOTE 13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

        The Company's primary operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

        The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political, economic and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

        The Company's operating assets and primary sources of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

        As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

14. STATUTORY COMMON WELFARE FUND

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

        The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount allocated to the statutory reserve for the years ended December 31, 2004 and 2003 amounted to $50,663 and $22,549, respectively.

15. STATUTORY RESERVE

        In accordance with the Chinese Company Law (note 10), the company has allocated 10% of its annual net income, amounting $101,326 and $45,096 , as statutory reserve on December 31, 2004 and 2003, respectively.

16. GMP CERTIFICATION

        The management believes that product and the Company are not subject to Good Manufacturing Practices (GMP) certification, as RBX is currently considered to be a part of a treatment with medical equipment. GMP is granted by the State Drug Administration (SDA) of China (China's equivalent to the FDA in the United States of America). GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors and it conforms to the WTO's fundamental principles concerning the medicine production administration. Management believes that the requirement of the GMP certification and license for the Company and RBX will begin by 2005.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: May 13, 2005
	By:	/s/ Fuzhi Song
Mr. Fuzhi Song,
Chief Executive Officer, President and Director

Dated: May 13, 2005
	By:	/s/ Shuli Zhang
Mr. Shuli Zhang
Chief Financial Officer