Form 10QSB
period 2005-03-31
Genex Pharmaceutical, Inc.
filed 2005-05-24
CIK 1197380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to _______

Commission file Number:     333-102118

GENEX PHARMACEUTICAL, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	98-0383571
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1801 Guangyin Building, Youyibeilu,
Hexi District, Tianjin City, China	300074
(Address of Principal Executive Offices)	(Zip Code)

86 22 23370440
(Issuer's Telephone Number, Including Area Code)

K S E-Media Holdings, Inc
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X       No ___

APPLICABLE ONLY TO CORPORATE COMPANY

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, there were 17,45,732 shares outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ___        No    X

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,533
Accounts receivables, net of allowance of $37,381	870,599
Inventories	519,307
Due from related parties	1,558,807

Total current assets	3,067,246

Property, plant and equipment, net	205,311

Total assets	$3,272,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,825
Advances from customers	259,604
Due to shareholder	29,641
Due to related parties	25,030

Total current liabilities	516,100

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock; $ 0.0001 par value; 30,000,000 shares authorized, 17,845,732 shares issued and outstanding	1,785
Additional paid-in capital	1,146,945
Reserve funds	241,159
Retained earnings	1,366,568

Stockholders' equity	2,756,457

Total liabilities and stockholders' equity	$3,272,557

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	March 31,	March 31,
	2005	2004

SALES	$427,957	$436,208

COST OF SALES	(50,591)	(64,918)

GROSS PROFIT	377,366	371,290

SELLING AND MARKETING EXPENSES	(109,844)	(139,505)

GENERAL AND ADMINISTRATIVE EXPENSES	(142,344)	(167,121)

INCOME FROM OPERATIONS	125,178	64,664

OTHER INCOME (LOSS)
Interest income, net	14,558	2,027
Other income	3,745	-

Total other income	18,303	2,027

NET INCOME	$143,481	$66,691

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	17,845,732	14,633,500

BASIC AND DILUTED NET INCOME PER SHARE	$0.01	$0.00

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	March 31,	March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$143,481	$66,691
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	25,915	9,558
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(181,812)	(152,677)
Increase in related party receivables	(388,107)	-
Decrease (Increase) in inventories	3,446	(8,294)
Increase in accounts payable and accrued liabilities	1,824	21,026
Increase in customers deposits	183,455	120
Increase in amount due to related parties	4,336	-

Net cash used in operating activities	(207,462)	(63,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(2,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to related parties	-	(97,056)
Repayment of loans from related parties	-	51,919

Net cash used in financing activities	-	(45,137)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(207,462)	(110,853)

Cash and cash equivalents, at beginning of period	325,995	242,059

Cash and cash equivalents, at end of period	$118,533	$131,206

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (TZBD) was founded in the People's Republic of China on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2003. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements at and for the three months ended March 31, 2005 include the accounts of TZBD and its parent company, KSE (legal acquirer) from the date of acquisition. The historical financial statements prior to the date of recapitalization include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

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

The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible. For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

As of March 31, 2005, there is a general allowance for doubtful debts amounted to $37,381 for doubtful and long overdue accounts.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations from June 2003 to May 2005.

Foreign currency translation

Assets and liabilities in foreign currency at the balance sheet date are translated at the exchange rate prevailing at that date. Revenue and expenses are translated at the average exchange rate, which approximate the actual rate prevailing on the date of the transaction. Transaction gains and losses are reflected in the income statement. Gains and losses arising from translation of foreign currency financial statements are reflected as a component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains and losses were insignificant for the periods ended March 31, 2005 and 2004.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met as unearned revenue.

Stock based compensation

In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No.123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No.123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No.25, "Accounting for stock issued to employees" (APB25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. Through March 31, 2005, the Company has not granted any stock options.

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

3. DUE FROM / TO RELATED PARTIES

The Company advanced cash to parties related through common shareholders during the three months ended March 31, 2005. Out of total of $1,558,807, $169,286 is interest-free, unsecured and due on demand. The remaining $1,389,521 bears an interest rate of 6% per annum and is also unsecured. Of the $1,389,521, $296,942 and $247,841 are due for repayment on December 31, 2005 and April 30, 2006, respectively, whereas the remaining $844,738 is due on demand. Total interest income on the loans for the three-month ended March 31, 2005 amounted to $14,250.

During the three-month ended March 31, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $29,641 and $25,030 respectively. The amounts are interest free, due on demand and unsecured.

4. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company's two main customers are medical device resellers: the Shanghai Yicheng Medical Device Company is Zhongjin's largest customer and the Anhui Hefei Jialian Medical Appliance Company. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through 2006, amounting to $1,425,000 in sales, although these agreements are not binding. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China. The Company's medical device customers represent 22.7% of all sales, and direct sales to hospitals and doctors account for 77.4% of all sales, in the first quarter of 2005.

Two vendors provided 82.8% of the Company's raw materials for the three months ended March 31, 2005. The future profitability of the Company will be dependent upon the Company's abilities to purchase the raw materials at favorable terms.

5. REALTED PARTY TRANSACTIONS

The Company advanced cash to parties related through common shareholders during the three months ended March 31, 2005. Out of total of $1,558,807, $169,286 is interest-free, unsecured and due on demand. The remaining $1,389,521 bears an interest rate of 6% per annum and is also unsecured. Of the $1,389,521, $296,942 and $247,841 are due for repayment on December 31, 2005 and April 30, 2006, respectively, whereas the remaining $844,738 is due on demand. Total interest income on the loans for the three-month ended March 31, 2005 amounted to $14,250.

The Company recorded rental expenses payable to related parties, related through common shareholders, amounting to $4,336 for the three-month ended March 31, 2005.

During the three-month ended March 31, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $29,641 and $25,030 respectively. The amounts are interest free, due on demand and unsecured.

6. STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount allocated to the statutory reserve for the three-month ended March 31, 2005 amounted to $7,174.

7. STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $14,348, as statutory reserve on March 31, 2005.

8. COMMITMENTS

Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. The existing leases expire on May 31, 2005. On May 10, 2005, the Company renewed the leases for another two years from June 1, 2005 to May 31, 2007 based on the current terms. As of March 31, 2005, the approximate minimum lease payments that will have to be made in year 2005 amounted to $2,891.

9. GMP CERTIFICATION

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

10. EARNINGS PER SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the periods ended March 31, 2005 and 2004.

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identity forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", estimates", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

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

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms the "Company", "Genex", "we", and "our" shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the Reorganization. Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the term "Zhongjin" shall refer to the operations of the Company on or after June 17, 2004.

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

RESULTS OF OPERATIONS - Three months ended March 31, 2005

Sales

The Company generated revenues of $427,957 for the three months ended March 31, 2005, which was a $8,251 or 1.89% decrease from $436,208 for the three months ended March 31, 2004. The slight decrease in revenues was mainly due to lessmarketing effortscontributed by the sales team of the Company during the Chinese New Year holidays.

Gross profit

Gross profit increased by $6,076 from $371,290 for the three-month ended March 31, 2004 to $377,366 for the three-month ended March 31, 2005. Gross profit margin increased to 88.18% for the three months ended March 31, 2005, from 85.12% for the three months ended March 31, 2004. The gross profit margin was slightly improved by 1.64%, which was primarily due to commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

Selling expenses

Selling expenses decreased by $29,661 or 21.26% to $109,844 for the three months ended March 31, 2005 from $139,505 for the three months ended March 31, 2004. This was primarily due to a decrease in communication expenses of $2,846, meeting expenses of $15,456, training expenses of $6,348, transportation expenses of $3,581 and board and lodge expenses of $1,061 for the three-month ended March 31, 2005.

General and administrative expenses

General and administrative expenses decreased by $24,777 or 14.83% to $142,344 for the three months ended March 31, 2005 from $167,121 for the three months ended March 31, 2004. This is primarily due to the increases in provision for doubtful debt expenses of $15,246, salaries and staff welfare expenses of $2,916 and retirement insurance expenses of $2,169, offset against the decreases in entertainment expenses of $21,555, professional fees of $16,889 and rental expenses of $5,342 for the three-month ended March 31, 2005.

Income (loss) from operations

As gross profit increased significantly coupled with decreases in selling expenses and administrative expenses due to better cost control, the income from operations changed from $64,664 for the three months ended March 31, 2004 to $125,178 for the three months ended March 31, 2005.

Other income (loss)

There was other income of $3,745 for the three months ended March 31, 2005 as compared to no other income for the three months ended March 31, 2004.

Interest income for the three months ended March 31, 2005 increased to $14,558 from $2,027 for the three months ended March 31, 2004 due to the increase in cash advances to related parties during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Net income (loss)

The Company recorded a net income of $143,481 for the three months ended March 31, 2005 as compared to a net income of $66,691 for the three months ended March 31, 2004. This was primarily due to the significant increases in gross profit due to business expansion and increases in interest income coupled with decreases in selling expenses and administrative expenses due to better cost control.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the three months ended March 31, 2005, our operations used net cash of $207,462, an increase of $143,886 or 226.32% from $63,576 for the three months ended March 31, 2004. There was no cash used for investing activities and financing activities for the three months ended March 31, 2005 whereas we used cash of $2,140 and $45,137 for investing activities and financing activities respectively for the three months ended March 31, 2004.

As of March 31, 2005, we had cash on hand of $118,533. We had a net decrease in cash and cash equivalent of $207,462 in the current period as compared to a net decrease of $88,828 in the corresponding period last year.

We had no significant capital expenditure commitment outstanding as of March 31, 2005.

EXCHANGE RATE

Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since we conduct our business primarily in China, and the sale of our products to corporations in China are settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could appreciate against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollar.

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

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management does not anticipate that the implementation of this standard will have a material imapct on the Company's consolidated financial statements.

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

ITEM 3 - CONTROLS AND PROCEDURES

We had no significant capital expenditure commitment outstanding as of March 31, 2005.

1)         Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2)         Changes in Internal Control

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we did not issue any shares of common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A Form 8-K was filed with the U.S. Securities and Exchange Commission on April 1, 2005, announcing its change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEX PHARMACEUTICAL, INC.

Dated: May 24, 2005	By	/s/ Fuzhi Song
	Name:	Fuzhi Song
	Title:	Chief Executive Officer

Dated: May 24, 2005	By	/s/ Shuli Zhang
	Name:	Shuli Zhang
	Title:	Chief Financial Officer