Form 10QSB
period 2005-06-30
Genex Pharmaceutical, Inc.
filed 2005-08-22
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from  _______ to  _______

Commission file 333-102118 Number

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

Yes      X             No ______

APPLICABLE ONLY TO CORPORATE COMPANY

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 19, 2005, there were 17,845,732 shares outstanding.

        Transitional Small Business Disclosure Format (check one):

        Yes ______         No      X

2

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,121
Accounts receivables, net of allowance of $28,551	942,846
Inventories	530,304
Due from related parties	1,820,528

Total current assets	3,451,799

Property, plant and equipment, net	190,501

$3,642,300

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,648
Advances from customers	344,442
Due to shareholder	32,019
Due to related parties	26,989

Total current liabilities	637,098

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock; $ 0.0001 par value; 30,000,000 shares
authorized, 17,845,732 shares issued and outstanding	1,785
Additional paid-in capital	1,146,945
Reserve funds	278,471
Retained earnings	1,578,001

Stockholders' equity	3,005,202

$3,642,300

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months periods		For the six months periods
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Net Sales	$520,977	$525,750	$948,934	$961,958

Cost of sales	(49,166)	(139,000)	(99,757)	(203,918)

Gross profit	471,811	386,750	849,177	758,040

Selling and marketing expenses	(114,344)	(130,081)	(224,189)	(269,586)

General and administrative expenses	(123,743)	(103,689)	(266,087)	(270,810)

Income from operations	233,724	152,980	358,901	217,644

Other income (expenses)
Interest income (expenses), net	15,022	427	29,580	2,454
Other income (expenses), net	-	(1,503)	3,745	(1,503)

Total other income (expenses)	15,022	(1,076)	33,325	951

Net income	$248,746	$151,904	$392,226	$218,595

Weighted average shares outstanding
Basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732

Basic and diluted net income per share	$0.01	$0.01	$0.02	$0.01

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$392,226	$218,595
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	40,725	19,882
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(254,059)	(765,806)
Increase in inventories	(7,551)	(33,510)
Increase in accounts payable and accrued liabilities	33,647	234,553
Increase (Decrease) in customers deposits	268,293	(179,105)
Increase in amount due to related parties	8,673	-

Net cash provided by (used in) operating activities	481,954	(505,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(12,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on due to related parties	-	283,868
Loans from related parties	-	87,320
Due from related parties	(649,828)	-

Net cash (used in) provided by financing activities	(649,828)	371,188

NET DECREASE IN CASH AND CASH EQUIVALENTS	(167,874)	(146,666)

Cash and cash equivalents, at beginning of period	325,995	242,059

Cash and cash equivalents, at end of period	$158,121	$95,393

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS PERIODS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD") was founded in the People's Republic of China on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2003. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft ("RBX") in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement with KS E-Media Holdings, Inc. ("KSE"), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a four-for-one forward split of the KS E-Media Common Shares by way of stock dividend. On June 17, 2004, KSE was renamed Genex Pharmaceutical, Inc.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements at and for the six months period ended June 30, 2005 include the accounts of TZBD and its parent company, KSE (legal acquirer), from the date of acquisition. The historical financial statements prior to the date of recapitalization include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2005, there is a general allowance of $28,551 for doubtful and long overdue accounts.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations from June 2003 to May 2005. The Company's subsidiary will be subject to Enterprise Income Tax in the PRC at a rate of 33% on net income upon the expiry of the tax holiday. However, the local tax bureau has continued to exempt TZBD from Enterprise Income Tax though no official notice has been issued. Management considered that the Company would be liable to pay Enterprise Income Tax of $22,912 approximately if there is no tax exemption granted to the Company's subsidiary.

Foreign currency translation

Assets and liabilities in foreign currency at the balance sheet date are translated at the exchange rate prevailing at that date. Revenue and expenses are translated at the average exchange rate, which approximates the actual rate prevailing on the date of the transaction. Transaction gains and losses are reflected in the income statement. Gains and losses arising from translation of foreign currency financial statements are reflected as a component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains and losses were insignificant for the six months periods ended June 30, 2005 and 2004.

On July 22, 2005, the PRC government revalued Renminbi and announced a change in its currency policy to allow Renminbi to float against a basket of currencies. However, it does not imply free convertibility of Renminbi to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents and signed contracts.

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

Stock based compensation

In October 1995, the FASB issued FFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. Through June 30, 2005, the Company has not granted any stock options.

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

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

3. DUE FROM / TO RELATED PARTIES

The Company advanced cash to parties related through common shareholders during the six months period ended June 30, 2005. Out of total of $1,820,528, $414,923 is interest-free, unsecured and due on demand. The remaining $1,405,605 bears an interest rate of 6% per annum and is also unsecured. Of the $1,405,605, $672,764, $256,330 and $476,511 are due for repayment on March 31, 2006, April 30, 2006 and May 31, 2006, respectively. Total interest income on the loans for the six months period ended June 30, 2005 amounted to $29,083.

During the six months period ended June 30, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $32,019 and $26,989 respectively. The amounts are interest free, due on demand and unsecured.

4. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company's two main customers are medical device resellers: the Shanghai Yicheng Medical Device Company is TZBD's largest customer and the second largest is Anhui Hefei Jialian Medical Appliance Company. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through 2006, amounting to $1,425,000 in sales, although these agreements are not binding. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China. The Company's medical device customers represent 28% of all sales, and direct sales to hospitals and doctors account for 72% of all sales, in the first half year of 2005.

Five vendors provided 58% of the Company's raw materials for the six months period ended June 30, 2005. The future profitability of the Company will be dependent upon the Company's abilities to purchase the raw materials at favorable terms.

5. RELATED PARTY TRANSACTIONS

The Company advanced cash to parties related through common shareholders during the six months period ended June 30, 2005. Out of total of $1,820,528, $414,923 is interest-free, unsecured and due on demand. The remaining $1,405,605 bears an interest rate of 6% per annum and is also unsecured. Of the $1,405,605, $672,764, $256,330 and $476,511 are due for repayment on March 31, 2006, April 30, 2006 and May 31, 2006, respectively. Total interest income on the loans for the six months period ended June 30, 2005 amounted to $29,083.

The Company recorded rental expenses payable to related parties, related through common shareholders, amounting to $8,673 for the six months period ended June 30, 2005.

During the six months period ended June 30, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $32,019 and $26,989, respectively. The amounts are interest free, due on demand and unsecured.

6. STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount allocated to the statutory reserve for the six months period ended June 30, 2005 amounted to $19,611.

7. STATUTORY RESERVE

In accordance with the Chinese Company Law, the Company has allocated 10% of its annual net income, amounting $39,223, as statutory reserve on June 30, 2005.

8. COMMITMENTS

Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. The existing leases expire on May 31, 2005. On May 10, 2005, the Company renewed the leases for another two years from June 1, 2005 to May 31, 2007 based on the current terms. As of June 30, 2005, the approximate minimum lease payments that will have to be made through the lease expiration date are as follows:

Remainder 2005	$8,673
Year 2006	17,346
Year 2007	7,228

$33,247

9. GMP CERTIFICATION

The management believes that neither RBX nor Company are subject to Good Manufacturing Practices (GMP) certification, as RBX is currently considered to be a part of a treatment with medical equipment. GMP is granted by the State Drug Administration (SDA) of China (China's equivalent to the FDA in the United States of America). GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors and it conforms to the WTO's fundamental principles concerning the medicine production administration. Management believes that the requirement of the GMP certification and license for the Company and RBX will not begin in the foreseeable future.

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

The Company paid no interest and no income tax during the six months periods ended June 30, 2005 and 2004.

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD"), a company formed under the laws of the People's Republic of China, and the shareholders of TZBD. Under the terms of the agreement, the Company acquired 100 percent of TZBD's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the TZBD shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a three-for-one stock dividend of the Company's common stock. On June 29, 2004, the Company changed its name to the present name.

TZBD's Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer. Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms the "Company", "Genex", "we", and "our" shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation.

About TZBD

TZBD is incorporated under the laws of the People's Republic of China ("PRC") and is headquartered in Tianjin, China. TZBD engages in the business of producing and distributing Reconstituted Bone Xenograft ("RBX"), which is considered to be a medical device. This bone grafting technology accelerates bone healing. Its medical devices are distributed to 400 hospitals in 22 provinces throughout PRC. TZBD markets its technology to hospitals in PRC and targets to position itself as a comprehensive medical device provider of bone grafting products and services.

RESULTS OF OPERATIONS - Three months period ended June 30, 2005

Sales

The Company generated revenues of $520,977 for the three months period ended June 30, 2005, which was a $4,773 or 0.91% decrease from $525,750 for the three months period ended June 30, 2004. The Company was able to maintain the business volume through its marketing efforts.

Gross profit

Gross profit increased by $85,061 from $386,750 for the three months period ended June 30, 2004 to $471,811 for the three months period ended June 30, 2005. Gross profit margin increased to 90.56% for the three months period ended June 30, 2005, from 73.56% for the three months period ended June 30, 2004. The Company only had products sales for the three months period ended June 30, 2005 whereas the Company had both products sales and raw material sales for the three months period ended June 30, 2004. During the three months period ended June 30, 2004, the Company sold raw materials of $104,549 nearly at costs which was the main cause for the low gross profit for the three months period ended June 30, 2004. The gross profit margin for products sales for the three months ended June 30, 2004 was 91.82%. The gross profit margin of products sales was slightly decreased by 1.26%, which was primarily due to commercialization of RBX and increased sales of products.

Selling expenses

Selling expenses decreased by $15,737 or 12.10% to $114,344 for the three months period ended June 30, 2005 from $130,081 for the three months period ended June 30, 2004. This was primarily due to a decrease in communication expenses of $2,211, meeting expenses of $3,287, transportation expenses of $3,879, training expenses of $1,988 and salary expenses of $14,266, offset against the increase in advertising expenses of $8,464, travelling allowance expenses of $632 and staff welfare expenses of $771 for the three months period ended June 30, 2005.

General and administrative expenses

General and administrative expenses increased by $20,054 or 19.34% to $123,743 for the three months period ended June 30, 2005 from $103,689 for the three months period ended June 30, 2004. This is primarily due to the increases in audit fees of $8,791, professional fees of $10,000 and depreciation exenses of $759 for the three months period ended June 30, 2005.

Income (loss) from operations

As gross profit increased significantly coupled with decreases in selling expenses and administrative expenses due to better cost control, the income from operations changed from $152,980 for the three months period ended June 30, 2004 to $233,724 for the three months period ended June 30, 2005.

Other income (expenses)

There were no other expenses for the three months period ended June 30, 2005 as compared to other expenses of $1,503 for the three months period ended June 30, 2004.

Interest income for the three months period ended June 30, 2005 increased to $15,022 from $427 for the three months period ended June 30, 2004 due to the increase in cash advances to related parties during the three months period ended June 30, 2005 as compared to the three months period ended June 30, 2004.

Net income (loss)

The Company recorded a net income of $248,746 for the three months period ended June 30, 2005 as compared to a net income of $151,904 for the three months period ended June 30, 2004. This was primarily due to the significant increases in gross profit due to business expansion and increases in interest income coupled with decreases in selling expenses and administrative expenses due to better cost control.

RESULTS OF OPERATIONS - Six months period ended June 30, 2005

Sales

The Company generated revenues of $948,934 for the six months period ended June 30, 2005, which was a $13,024 or 1.35% decrease from $961,958 for the six months period ended June 30, 2004. The slight decrease in revenues was mainly due to less marketing efforts contributed by the sales team of the Company during the Chinese New Year holidays.

Gross profit

Gross profit increased by $91,137 from $758,040 for the six months period ended June 30, 2004 to $849,177 for the six months period ended June 30, 2005. Gross profit margin increased to 89.48% for the six months period ended June 30, 2005, from 78.80% for the six months period ended June 30, 2004. This was mainly due to no sales of raw materials nearly at costs for the six months period ended June 30, 2005 whereas there was sales of raw materials of $104,549 nearly at costs for the six months period ended June 30, 2004. The gross profit margin for sales of products alone was 88.41% for the six months ended June 30, 2004. The gross profit margin for product sales was slightly improved by 1.07%, which was primarily due to commercialization of our main product, RBX, and increased sales of products.

Selling expenses

Selling expenses decreased by $45,397 or 16.84% to $224,189 for the six months period ended June 30, 2005 from $269,586 for the six months period ended June 30, 2004. This was primarily due to a decrease in communication expenses of $5,057, meeting expenses of $18,743, training expenses of $8,337, transportation expenses of $7,461 and board and lodge expenses of $1,626 and salary expenses of $14,123, offset against the increase in advertising expenses of $10,883 for the six months period ended June 30, 2005.

General and administrative expenses

General and administrative expenses decreased by $4,723 or 1.74% to $266,087 for the six months period ended June 30, 2005 from $270,810 for the six months period ended June 30, 2004. This is primarily due to the decreases in entertainment expenses of $28,746, office running expenses of $6,005, research and development expenses of $3,375, renovation and repairs expenses of $3,117 and rental expenses of $10,359, offset against the increases in audit fees of $19,153, bad debt expenses of $1,387, professional expenses of $20,000, retirement insurance expenses of $2,765, salary expenses of $2,108 and staff welfare expenses of $1,296 for the six months period ended June 30, 2005.

Income (loss) from operations

As gross profit increased significantly coupled with decreases in selling expenses and administrative expenses due to better cost control, the income from operations changed from $217,644 for the six months period ended June 30, 2004 to $358,901 for the six months period ended June 30, 2005.

Other income (expenses)

There was other income of $3,745 for the six months period ended June 30, 2005 as compared to other expenses of $1,503 for the six months period ended June 30, 2004.

Interest income for the six months period ended June 30, 2005 increased to $29,580 from $2,454 for the six months period ended June 30, 2004 due to the increase in cash advances to related parties during the six months period ended June 30, 2005 as compared to the six months period ended June 30, 2004.

Net income (loss)

The Company recorded a net income of $392,226 for the six months period ended June 30, 2005 as compared to a net income of $218,595 for the six months period ended June 30, 2004. This was primarily due to the significant increases in gross profit due to business expansion and increases in interest income coupled with decreases in selling expenses and administrative expenses due to better cost control.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the six months period ended June 30, 2005, our operations provided net cash of $481,954, an increase of $987,345 or 195.36% from net cash of $505,391 used for the six months period ended June 30, 2004. There was no cash used for investing activities for the six months period ended June 30, 2005 whereas we used cash of $12,463 for investing activities for the six months ended June 30, 2004. We used $649,828 for financing activities for the six months period ended June 30, 2005 whereas we provided $371,188 for financing activities for the corresponding period last year.

As of June 30, 2005, we had cash on hand of $158,121. We had a net decrease in cash and cash equivalent of $167,874 in the current period as compared to a net decrease of $146,666 in the corresponding period last year.

We had no significant capital expenditure commitment outstanding as of June 30, 2005.

EXCHANGE RATE

Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since we conduct our business primarily in the PRC, and the sale of our products to corporations in the PRC are settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. On July 22, 2005, the Chinese government revalued Renminbi and announced a change in its currency policy to allow Renminbi to float against a basket of currencies. However, it does not imply free convertibility of Renminbi to other foreign currencies. The Renminbi could appreciate against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in the PRC and denominated in Renminbi and our financial performance when measured in United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS No. 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management does not anticipate that the implementation of this standard will have a material impact on the Company's consolidated financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS No. 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143". FIN 47 clarifies that SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.

ITEM 3 - CONTROLS AND PROCEDURES

We had no significant capital expenditure commitment outstanding as of June 30, 2005.

1)     Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months period ended June 30, 2005, we did not issue any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

(b) Reports on Form 8-K.

A Form 8-K was filed with the U.S. Securities and Exchange Commission on April 1, 2005, announcing our change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEX PHARMACEUTICAL, INC.

Dated: August 22 , 2005	By	/s/ Fuzhi Song
	Name:	Fuzhi Song
	Title:	Chief Executive Officer

Dated: August 22 , 2005	By	/s/ Shuli Zhang
	Name:	Shuli Zhang
	Title:	Chief Financial Officer