Form 10QSB
period 2005-09-30
Genex Pharmaceutical, Inc.
filed 2005-11-21
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005

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

        Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X            No ___

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ____         No    X

APPLICABLE ONLY TO CORPORATE COMPANY

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2005 there were 17,845,732 shares outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes  ____         No    X

2

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,342
Accounts receivables, net of allowance of $46,497	965,593
Inventories	536,032
Due from related parties	2,132,914

Total current assets	3,823,881

Property, plant and equipment, net	187,338
Technological know-how, net	80,969

$4,092,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$291,346
Advances from customers	313,677
Due to shareholder	35,076
Due to related parties	29,521

Total current liabilities	669,620

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock; $ 0.0001 par value; 30,000,000 shares authorized, 17,845,732 shares issued and outstanding	1,785
Additional paid-in capital	1,146,945
Reserve funds	341,691
Retained earnings	1,866,252
Cumulative other comprehensive income	65,895

Stockholders' equity	3,422,568

$4,092,188

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months periods		For the nine months periods
	Ended September 30		Ended September 30

	2005	2004	2005	2004

Net Sales	$715,643	$741,353	$1,664,577	$1,598,770

Cost of sales	(65,443)	(76,093)	(165,199)	(175,470)

Gross profit	650,200	665,260	1,499,378	1,423,300

Selling and marketing expenses	(119,559)	(185,699)	(343,748)	(455,285)

General and administrative expenses	(200,381)	(103,203)	(466,468)	(374,013)

Income from operations	330,260	376,358	689,162	594,002

Other income (expenses)
Interest income (expenses), net	21,210	11,053	50,790	13,392
Other income (expenses), net	1	(115)	3,746	(1,503)

Total other income (expenses)	21,211	10,938	54,536	11,889

Net income	$351,471	$387,296	$743,698	$605,891

Weighted average shares outstanding
Basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732

Basic and diluted net income per share	$0.02	$0.02	$0.04	$0.03

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$743,698	$605,891
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expenses	52,935	54,708
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(276,806)	(413,958)
(Increase) / decrease in inventories	(13,279)	37,875
Increase in accounts payable and accrued liabilities	91,345	52,897
Increase in customers deposits	237,528	44,770

Net cash provided by operating activities	835,421	382,183

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for purchase of property, plant and equipment	-	(6,110)
Payment for acquisition of technical know-how	(86,312)	-

Net cash used in investing activities	(86,312)	(6,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to related parties	(962,214)	(145,606)
Loans from related parties	14,262	8,432

Net cash used in financing activities	(947,952)	(137,174)

Effect of exchange rate changes on cash and cash equivalents	62,190	-

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(136,653)	238,899

Cash and cash equivalents, at beginning of period	325,995	242,059

Cash and cash equivalents, at end of period	$189,342	$480,958

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
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

2.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements at and for the nine months period ended September 30, 2005 include the accounts of TZBD and its parent company, KSE (legal acquirer), from the date of acquisition. The historical financial statements prior to the date of recapitalization include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2005, there is a general allowance of $46,497 for doubtful and long overdue accounts.

Technological know-how

Purchased technological know-how includes secret formulas, manufacturing processes, technical and procedural manuals and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling party. Amortization expense was $5,258 for the three months period ended September 30, 2005.

Impairment

The Company accounts for property and equipment and amortizable intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of which requires an impairment loss to be recognized on long-lived assets when the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use of the assets and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the asset.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company is exempted from income tax in its first two years of operations from June 2003 to May 2005. The Company's subsidiary will be subject to Enterprise Income Tax in the PRC at a rate of 33% on net income upon the expiry of the tax holiday. However, the local tax bureau has continued to exempt TZBD from Enterprise Income Tax though no official notice has been issued. Management considered that the Company would be liable to pay Enterprise Income Tax of $153,314 approximately if there is no tax exemption granted to the Company's subsidiary.

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

Income statement accounts are translated at the single average nine-month ended exchange rate of US$1.00 to RMB8.24118. The translation of amounts of balance sheet items except for the paid-up capital (historical exchange rate is US1.00 to RMB8.27), is made at the single rate of exchange of US$1.00 to RMB 8.1101 at September 30, 2005. Cumulative translation adjustments, which are reported as components of cumulative other comprehensive income, are US$65,895 for the nine months period ended September 30, 2005.

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

Stock based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. Through September 30, 2005, the Company has not granted any stock options.

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

3.         DUE FROM / TO RELATED PARTIES

The Company advanced cash to parties related through common shareholders during the nine months period ended September 30, 2005. Out of total of $2,132,914, $423,104 is interest-free, unsecured and due on demand. The remaining $1,709,810 bears an interest rate of 6% per annum and is also unsecured. The due dates for repayment of the said amount were as follows:

Due for repayment on March 31, 2006	$752,272
Due for repayment on April 30, 2006	265,182
Due for repayment on May 31, 2006	518,128
Due for repayment on June 30, 2006	75,092
Due for repayment on August 31, 2006	99,136

$1,709,810

Total interest income on the loans for the nine months period ended September 30, 2005 amounted to $50,145.

During the nine months period ended September 30, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $35,075 and $29,519 respectively. The amounts are interest free, due on demand and unsecured.

4.         MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company's two main customers are medical device resellers: the Shanghai Yicheng Medical Device Company is TZBD's largest customer and the second largest is Anhui Hefei Jialian Medical Appliance Company. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through 2006, amounting to $1,425,000 in sales, although these agreements are not binding. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China. The Company's medical device customers represent 28% of all sales, and direct sales to hospitals and doctors account for 72% of all sales, in the nine months of 2005.

Five vendors provided 58% of the Company's raw materials for the nine months period ended September 30, 2005. The future profitability of the Company will be dependent upon the Company's abilities to purchase the raw materials at favorable terms.

5.         RELATED PARTY TRANSACTIONS

The Company advanced cash to parties related through common shareholders during the nine months period ended September 30, 2005. Out of total of $2,132,914, $423,104 is interest-free, unsecured and due on demand. The remaining $1,709,810 bears an interest rate of 6% per annum and is also unsecured. During the nine months period ended September 30, 2005. Total interest income on the loans for the nine months period ended September 30, 2005 amounted to $50,145.

The Company recorded rental expenses payable to related parties, related through common shareholders, amounting to $13,055.

The Company recorded consulting fee expenses payable to a related party, related through common shareholders, amounting to $35,636.

During the nine months period ended September 30, 2005, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $35,075 and $29,519 respectively. The amounts are interest free, due on demand and unsecured.

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount allocated to the statutory reserve for the nine months period ended September 30, 2005 amounted to $37,185.

7.         STATUTORY RESERVE

In accordance with the Chinese Company Law, the Company has allocated 10% of its annual net income, amounting $74,370, as statutory reserve on September 30, 2005.

8.         COMMITMENTS

Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. The old leases expire on May 31, 2005. On May 10, 2005, the Company renewed the leases for another two years from June 1, 2005 to May 31, 2007 based on the current terms. As of September 30, 2005, the approximate minimum lease payments that will have to be made through the lease expiration date are as follows:

Remainder 2005	$4,422
Year 2006	17,688
Year 2007	7,370

$29,480

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

The Company paid no interest and no income tax during the nine months periods ended September 30, 2005 and 2004.

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

RESULTS OF OPERATIONS - Three months period ended September 30, 2005

Sales

The Company generated revenues of $715,643 for the three months period ended September 30, 2005, which was a $25,710 or 3% decrease from $741,353 for the three months period ended September 30, 2004. The Company was able to maintain the business volume during the three months period ended September 30, 2005 through its marketing efforts.

Gross profit

Gross profit decreased by $15,060 or 2% from $665,260 for the three months period ended September 30, 2004 to $650,200 for the three months period ended September 30, 2005. The decrease in gross profit for the three months period ended September 30, 2005 was in line with the slight decrease in sales revenue.

Selling expenses

Selling expenses decreased by $66,140 or 36% to $119,559 for the three months period ended September 30, 2005 from $185,699 for the three months period ended September 30, 2004. This was primarily due to the decrease in telecommunication expenses of $8,508, transportation expenses of $10,342, provision for bad debt expenses of 23,031 and training and seminar expenses of $24,777.

General and administrative expenses

General and administrative expenses increased by $97,178 or 94% to $200,381 for the three months period ended September 30, 2005 from $103,203 for the three months period ended September 30, 2004. This is primarily due to the increase in consulting fees of $35,636, amortisation of intangible assets of $5,258, bad debt expenses of $17,107, entertainment expenses of $24,927 and professional fees of $10,000 for the three months period ended September 30, 2005.

Income (loss) from operations

The income from operations decreased by $46,098 or 12% from $376,358 for the three months period ended September 30, 2004 to $330,260 for the three months period ended September 30, 2005. The decrease of income from operations for the three months period ended September 30, 2005 was due to the slight decrease in gross profit of $15,060 coupled with the increase in general and administration expense of $97,178 and the decrease of selling expenses of $66,140.

Other income (expenses)

There was other income of $1 for the three months period ended September 30, 2005 as compared to other expenses of $115 for the three months period ended September 30, 2004.

Interest income for the three months period ended September 30, 2005 increased to $21,210 from $11,053 for the three months period ended September 30, 2004 due to the increase in cash advances to related parties during the three months period ended September 30, 2005 as compared to the three months period ended September 30, 2004.

Net income (loss)

The Company recorded a net income of $351,471 for the three months period ended September 30, 2005 as compared to a net income of $387,296 for the three months period ended September 30, 2004. This was primarily due to the significant increases in administrative expenses during the three months ended September 30, 2005 as compared to the corresponding period of last year.

RESULTS OF OPERATIONS - Nine months period ended September 30, 2005

Sales

The Company generated revenues of $1,664,577 for the nine months period ended September 30, 2005, which was a $65,807 or 4% increase from $1,598,770 for the nine months period ended September 30, 2004. The increase in revenues was mainly due to the business expansion through its marketing efforts.

Gross profit

Gross profit increased by $76,078 from $1,423,300 for the nine months period ended September 30, 2004 to $1,499,378 for the nine months period ended September 30, 2005. Gross profit margin increased slightly to 90% for the nine months period ended September 30, 2005, from 89% for the nine months period ended September 30, 2004.

Selling expenses

Selling expenses decreased by $111,537 or 24% to $343,748 for the nine months period ended September 30, 2005 from $455,285 for the nine months period ended September 30, 2004. This was primarily due to a decrease in communication expenses of $8,426, salary expenses of $6,042, transportation expenses of $10,682, training expenses of $52,739, advertising expenses of $7,513 and provision for bad debt expenses of $23,031, for the nine months period ended September 30, 2005.

General and administrative expenses

General and administrative expenses increased by $92,455 to $466,468 for the nine months period ended September 30, 2005 from $374,013 for the nine months period ended September 30, 2004. This is primarily due to the increases in consulting fees expenses of $35,636, amortisation of intangble assets of $5,258, bad debt expenses of $29,337, audit fee expenses of $27,970 and professional fee expenses of $30,000, offset against the decreases in depreciation expense of $38,723 for the nine months period ended September 30, 2005.

Income (loss) from operations

As gross profit increased due to the increases in sales, coupled with the decrease in selling and marketing expenses due to better cost control. The income from operations changed from $594,002 for the nine months period ended September 30, 2004 to $689,162 for the nine months period ended September 30, 2005, representing an increase of 16%.

Other income (expenses)

There was other income of $3,746 for the nine months period ended September 30, 2005 as compared to other expenses of $1,503 for the nine months period ended September 30, 2004.

Interest income for the nine months period ended September 30, 2005 increased to $50,790 from $13,392 for the nine months period ended September 30, 2004 due to the increase in cash advances to related parties during the nine months period ended September 30, 2005 as compared to the nine months period ended September 30, 2004.

Net income (loss)

The Company recorded a net income of $743,698 for the nine months period ended September 30, 2005 as compared to a net income of $605,891 for the nine months period ended September 30, 2004. This was primarily due to the significant increases in gross profit due to business expansion and increases in interest income coupled with decreases in selling expenses due to better cost control.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the nine months period ended September 30, 2005, our operations provided net cash of $835,421, an increase of $453,238 from net cash of $382,183 provided for the nine months period ended September 30, 2004. There was $86,312 used for investing activities for the nine months period ended September 30, 2005 as compared to $6,110 for investing activities for the nine months ended September 30, 2004. We used $947,952 for financing activities for the nine months period ended September 30, 2005 whereas we used $137,174 for financing activities for the corresponding period last year.

As of September 30, 2005, we had cash on hand of $189,342. We had a net decrease in cash and cash equivalent of $136,653 in the current period as compared to a net increase of $238,899 in the corresponding period last year.

We had no significant capital expenditure commitment outstanding as of September 30, 2005.

EXCHANGE RATE

Fluctuations of currency exchange rates between Renminbi and United States dollar could adversely affect our business since we conduct our business primarily in the PRC, and the sale of our products to corporations in the PRC are settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. On July 22, 2005, the Chinese government revalued Renminbi and announced a change in its currency policy to allow Renminbi to float against a basket of currencies. However, it does not imply free convertibility of Renminbi to other foreign currencies. The Renminbi could appreciate against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in the PRC and denominated in Renminbi and our financial performance when measured in United States dollars.

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

ITEM 3 - CONTROLS AND PROCEDURES

We had no significant capital expenditure commitment outstanding as of September 30, 2005.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months period ended September 30, 2005, we did not issue any shares of common stock.

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

(b)         Reports on Form 8-K.

A Form 8-K was filed with the U.S. Securities and Exchange Commission on April 1, 2005, announcing our change of auditors from Weinberg & Company, P.A. to Kabani & Company, Inc. On November 16, 2005, a Form 8-K was filed to disclose the change in the Company's certifying accountant from Kabani & Company, Inc to GC Alliance Limited, Certified Public accountants.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEX PHARMACEUTICAL, INC.

Dated: November 21, 2005	By	/s/ Fuzhi Song
	Name:	Fuzhi Song
	Title:	Chief Executive Officer

Dated: November 21, 2005	By	/s/ Shuli Zhang
	Name:	Shuli Zhang
	Title:	Chief Financial Officer