Form 10KSB
period 2005-12-31
Genex Pharmaceutical, Inc.
filed 2006-07-12
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

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
$0.0001 Par Value Common Stock
Title of Class

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___         No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] The issuer's revenues for the fiscal year ended December 31, 2005 was $2,491,242.

As of June 6, 2006, the registrant had 3,212,232 shares of Common Stock outstanding held by non-affiliates, and the aggregate market value of the common shares held by non-affiliates was approximately $546,079. This calculation is based upon the closing sale price of $0.17 per share on June 6, 2006.

As of June 6, 2006, there were 17,845,732 shares of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:   Yes     No X

Genex Pharmaceutical Inc.

PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors."

Item 1 - Business

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. ("Genex"), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, Genex was considered a development stage company. Genex was a start-up Internet based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China, and the shareholders of Zhongjin. Under the terms of the agreement, Genex acquired 100 percent of Zhongjin's shares in exchange for 3,658,375 restricted shares of Genex's common stock which were issued to the Zhongjin shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated and Zhongjin became a wholly-owned subsidiary. See "Risk Factors - we have not obtained necessary approvals for ownership in our PRC subsidiary." On June 27, 2004, Genex effectuated a four-for-one stock dividend of the Company's common stock. On June 29, 2004, Genex changed its name to the present name.

Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed Genex's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer. Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of Genex effective June 18, 2004.

Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Genex" shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the Reorganization. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the terms the "Company," "Zhongjin," "we" and "our" shall refer to the operations of the Company and its subsidiary on or after June 17, 2004.

About Zhongjin

Zhongjin is incorporated under the laws of the People's Republic of China (the "PRC" or "China") and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing

Reconstituted Bone Xenograft ("RBX"), which is considered to be a medical device. This bone grafting technology accelerates bone healing. Its medical devices are distributed to more than 400 hospitals in 20 provinces throughout China. Zhongjin markets its technology to hospitals in China and targets to position itself as a comprehensive medical device provider of bone grafting products and services.

Industry Overview

Historically, the primary technology for bone grafting includes the methods of (i) autograft, a method that requires multiple painful surgeries, or (ii) allograft, which carries certain immunological risks. The autograft is a procedure in which a complex or compound bone fracture is fused using bone tissue harvested from the patient's own body, usually the hip bone. The allograft procedure, although similar to the autograft procedure, uses bone tissue from a donor's cadaver bone. Compared to the traditional aforementioned techniques, the xenograft procedure derives its material from porcine or bovine bone to manufacture a natural ingredient.

Zhongjin Products

Management believes that Zhongjin's RBX requires fewer medical procedures and presents less immunological side effects compared to autograft or allograft methods. Manufacturing of RBX starts with a bovine bone. Chemical agents decalcify and remove protein from the low-density bone, removing impurities that may infect or be rejected by the patient's body. This process makes the bone more tolerable to human tissues. Bone Morphogenetic Protein ("BMP") is infused into the inorganic bone and the result is RBX. The entire process of RBX takes approximately 100 days, and can be used in a variety of bone-related injuries.

Zhongjin is dedicated to the manufacture of RBX. RBX was tested at Beijing General Military Hospital and enjoyed an approximately 88.5% success rate, as determined by clinical trials conducted by the hospital's Orthopedic Department. In certain cases, it has been found to be more cost effective than traditional methods. The 100 day process includes initial bone selection, detoxification of the fresh bone materials, the extraction process of BMP and the decalcification to make the de-antigen carrier element, followed by sterile laboratory manipulation to impregnate this element with BMP to final RBX form. Quality is monitored by the Tianjin Institute for Medical Science, a leading Chinese medical research institute, through sample testing of BMP bio-growth materials and the final product RBX. RBX has excellent compatibility with natural human bone. RBX can be used for injuries ranging from complex fractures to bone defects and bone traumas.

Marketing

Zhongjin is presently manufacturing and distributing RBX to more than 400 hospitals in 20 provinces of China. Through intensive marketing campaigns and development of its distribution network, Zhongjin is experiencing growing demand for this product. With increased national medical budgets, a national initiative to enhance medical procedures and in the interest of increasing `quality of life' technologies, it is the Company's belief that China's medical community is adapting RBX technology to counter the rapid increase of bone related injuries. With a significant rise in bone-related traumas in China and no immediate solutions for hospitals, Zhongjin believes that the medical industry requires a cheaper, minimally intrusive surgical procedure to meet the demands placed on hospitals by growing cases of bone-related injuries.

Zhongjin makes direct sales through a distribution network consisting of nine provincial branches with 36 direct sales personnel. This network is further expanded by more than 30 independent medical device third party resellers covering another 13 provinces. The marketing of the products is carried out through professional medical seminars, technical conferences, internal hospital meetings and clinical studies. All of these techniques are used to promote the advantages and applications of the products to the medical community.

Product awareness has also been promoted and enhanced through advertisements in professional magazines and the press, such as the Chinese Journal of Orthopedics and the Chinese Journal of Surgery.

Sources and Availability of Raw Materials (Vendors)

The principle element of RBX is bovine bone for which there are numerous suppliers, and obtaining the main ingredient is relatively simple and inexpensive.

Customers

The largest ten customers in the year 2005 included both medical device resellers and hospitals, and accounted for approximately 46%,of the Company's total revenues for 2005, of which the largest three customers accounted for 8.3%, 7.7% and 6.2%, respectively. The Company's medical device customers represent 40% of all sales, and direct sales to hospitals account for 60% of sales, in 2005. The Company has entered into sales agency agreement with major medical resellers in 2005. Those agency agreements provide for, among others, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

Intellectual Property

Zhongjin has no trademarks or patents awarded or pending on its technology. Zhongjin maintains the RBX technology as a trade secret since public knowledge of the RBX manufacturing process on a wide-scale would erode the Company's competitive advantage. Zhongjin has signed confidentiality agreements with key employees who are in critical positions of the manufacturing process. As a further means of security, files and records relating to the manufacturing process are maintained separately, and no non-executive level employee is acquainted with the entire process.

Research and Development

Historically, research and development has been conducted by independent parties. In 2005, research and development continued to be conducted by independent parties and charged to operations as incurred.

Government and Environmental Regulations

Zhongjin maintains the following licenses and is in good standing with the regulatory agencies that enforce PRC government laws:

(i) Business License issued by The Tianjin Administration for Industry and Commerce;

(ii) Manufacturing License for Medical Devices issued by The Tianjin Drug Administration, and

(iii) Certificate for Medical Devices Product Standard, which is a certified product statement of manufacturing and production for medical devices.

These regulations are issued by the State Food and Drug Administration of China. The nature of the product and industry in which Zhongjin operates is highly regulated and governmental approval is vital to production of medical device products.

Employees

As of December 31, 2005, Zhongjin had 82 full-time employees broken down as follows:

Department	No. of employees
Management	3
Production(1)	28
Sales	36
Finance and accounting	5
Administration	10

Total	82

(1) Third party medical institutions undertake research and development. However, in-house R&D professionals are currently included as production personnel.

In 2005, Zhongjin maintained the number of sales staff at the same level as in 2004. It allows Zhongjin to continue to meet product demand and enables it to expand its sales and distribution networks. Our management team is based in Tianjin City, China, and consists of sales team of 36 persons. The sales teams are located in the provinces of Guangdong, Tianjin, Beijing, Shandong, Hunan, Hubei, Sichuan and Fujian.

Competition

The RBX technology developed by Zhongjin is competing against traditional methods of bone graft surgery such as autografting and allografting. Most bone grafting products derived from natural bone or synthetic bone marrow combinations for bone fusion procedures are available internationally and are predominantly developed and manufactured by international pharmaceutical companies. In China, the traditional bone grafting products dominate the market. The present market for bone grafting technology is fragmented with only several small firms operating in regional markets and Zhongjin is not aware of any other company committed to the development of a manufacturing platform for the xenograft technology to serve the current national demand for such products.

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

Related Party Transactions

The amounts due from related companies as of December 31, 2005 consisted of the followings:
	Relationship with the		Interest
Name	Company	Nature	rate	Amount

Tianjin Zhongjin	Former shareholder	Advances to suppliers	Nil	$251,718
Pharmaceutical	of the Tianjin	(1)
Co., Ltd.	Zhongjin Biology	Short-term	6% p.a.	727,551
	Development Co.,	interest-bearing loan (2)
	Ltd.	Purchase deposits (1)	Nil	86,739
		Other prepayment	Nil	19,686
		Accrued loan interest	Nil	43,808
Tianjin Golden	Common	Short-term	6% p.a.	527,232
World Group Co.,	shareholders	interest-bearing loan (2)
Ltd.		Accrued loan interest	Nil	26,087
Tianjin Zhongwei	Common	Short-term	6% p.a.	413,497
Pharmaceutical	shareholders	interest-bearing loan (2)
Co., Ltd.		Accrued loan interest	Nil	19,190
Tianjin Nanfang	Common	Short-term	6% p.a.	421,303
Medicine Co., Ltd.	shareholders	interest-bearing loan (2)
		Purchase deposits (1)	Nil	86,739
		Accrued loan interest	Nil	1,988
Tianjin Jinshi	Common	Short-term	6% p.a.	74,348
Pharmaceutical Co	shareholders	interest-bearing loan (2)
Ltd		Accrued rental expenses (3)	Nil	(31,672)
		Accrued loan interest	Nil	2,982
Total				$2,671,196

(1) Purchase deposits or advances to suppliers were paid to its related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) During 2005, the Company advanced some of its idle cash to the above related companies to earn interest.

(3) Accrued rental expenses were paid and payable to the related company for factory premise.

There was no collateral for all the balances with the related companies. Accordingly, the Company considers that these amounts should not be reflected as a reduction of equity.

The Company advanced cash to parties related through common shareholders during 2004 and 2005. Of the total of $2,671,196, $507,265 is interest-free, unsecured and due on December 31, 2005. The remaining $2,163,931 bears an interest rate of 6% per annum and is also unsecured. In 2005, the Company had renewed the terms of all the loans to be due for repayment in December 31, 2005. On January 1, 2006, the Company renewed the terms of all the loans at the same terms for another one year. Total interest income on the loans for the years ended December 31, 2005 and 2004 amounted to $67,993 and $21,893, respectively.

During the year ended December 31, 2005, the Company borrowed cash from a shareholder, amounting to $931. The amount is interest free, due on demand and unsecured.

During the year ended December 31, 2005 and 2004, the Company recorded rental expenses paid and payable to parties related through common shareholders amounting to $17,512 and $17,346, respectively, for office and factory premises.

Item 1A: Risk Factors

Set forth below and elsewhere in this report and the other documents we file with the Securities and Exchange Commission (the "SEC") are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC.

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

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political, economic and social conditions, including due to public health and safety concerns, in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company's operating assets and sources of income and cash flows are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

We prepare our financial statements in U.S. dollars, but our earnings and expenditures are dominated in Chinese yuan. Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located in the PRC and the amount of our equity.

OUR SUCCESS DEPENDS ON THE CONTINUING EFFORTS OF OUR SENIOR MANAGEMENT TEAM AND OTHER KEY PERSONNEL AND OUR BUSINESS MAY BE HARMED IF WE LOSE THEIR SERVICES.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman, president and chief executive officer, Mr. Fuzhi Song, and our chief financial officer, Mr. Shuli Zhang. If one or more of our senior executive or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected.

WE DO NOT HAVE PATENT OR TRADEMARD PROTECTION FOR OUR RBX TECHNOLOGY

Zhongjin does not have any patents or trademarks on its RBX technology and has not applied for any such intellectual property protection. Instead, we maintain the RBX technology as a trade secret and attempt to limit the number of employees with knowledge of the RBX technology. Each of our employees with such knowledge has signed confidentiality agreements with the Company. Nevertheless, because we do not have patent or trademark protection, there is a risk that our competitors could obtain knowledge of and use the RBX technology to our disadvantage.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

OUR SUBSIDIARY IS SUBJECT TO RESTRICTIONS ON PAYING DIVIDENDS AND MAKING OTHER PAYMENTS TO US.

We are a company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investments in Zhongjin. As a result of our company structure, we rely entirely on dividend payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See "---Governmental control of currency conversion may affect the value of an investment in our securities."

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US.

We conduct our business primarily through our subsidiary. Our operations in China are governed by PRC laws and regulations. Our subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979 PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

YOU MAY EXPERIENCE DIFFICULTIES EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF AN INVESTMENT IN OUR SECURITIES.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from dividend payments from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD LIMIT OUR PRC SUBSIDIARY'S ABILITY TO DISTRIBUTE DIVIDENDS.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC resident of a PRC company's assets or equity interest to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another pubic notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interest in the offshore company. The SAFE notices do not specify the time frame during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of shares, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We have notified our shareholders who are PRC residents to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by those SAFE notices. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiary's ability to distribute dividends to us.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

WE HAVE NOT OBTAINED NECESSARY APPROVALS FOR OWNERSHIP IN OUR PRC SUBSIDIARY

According to the prevailing relevant PRC laws and regulations, a foreign ownership in TZBD is prohibited unless government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained. Genex has entered into agreements with the original stockholders of TZBD in respect of the transfer of legal title of the equity interest in TZBD to Genex. However, Genex has not submitted an application for the change of the equity interest of TZBD since the agreements were entered.

Management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD. However, in the event that the Company fails to obtain necessary approvals from those offices, there is the risk that the Company may not have equity interest of TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD including repatriation of capital, distribution of profits, etc.

Nevertheless, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the "Consigners"), the legal shareholders of TZBD. The trusteeship agreement took effect from June 17, 2004 and stipulates that the Consigners are holding all the equity shares in TZBD in trust for the Company and that the Company shall have the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares in TZBD.

On the same date, the Company entered into a contract for management service with TZBD. The contract for management service took effect from June 17, 2004 and stipulates that the Company shall provide management, administrative and related services to TZBD, and, in return, TZBD shall pay to the Company a base annual fee of RMB1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

As a result of these contractual arrangements, which obligates the Company to absorb a majority of the risk of loss from TZBD's activities and enables the Company to receive a majority of its expected residual returns, management believes TZBD is a variable interest entity under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", because the legal shareholders of TZBD do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of TZBD and be entitled to all the risks and returns from TZBD. Accordingly, the Company consolidates TZBD's results, assets and liabilities.

WE HAVE CONFLICTS OF INTEREST

Certain conflicts of interest exist between us and our officers and directors. The officers and directors have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties owed to the Company.

NO AUDIT COMMITTEE OR CODE OF ETHICS

The Sarbanes-Oxley Act of 2002 ("SOX") encourages all companies with publicly-traded securities to have an independent audit committee and to adopt a code of ethics that applies to a company's senior financial officers. The Securities and Exchange Commission expanded the scope of SOX by rule to include a company's principal executive officer.

The Company does not have an audit committee, nor does its Board of Directors include any directors who are "independent." Further, the Company has not adopted a "code of ethics," although it intends to do so by the end of 2006. Because the Company does not have an audit committee and has not adopted a code of ethics, its shareholders do not have the protections or benefits that derive from there being an audit committee with independent directors or a code of ethics applicable to its principal executive and financial officers.

REGULATION OF PENNY STOCKS

The Securities and Exchange Commission has adopted a number of rules to regulate certain low-priced securities or "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g- 9 under the Securities Exchange Act of 1934. Because our securities may constitute penny stocks within the meaning of the rules, the rules would apply us and to our securities. These rules may affect the ability of broker-dealers to sell our securities and also may affect the ability of our Shareholders to sell such securities in any market that might develop thereafter.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay us thereafter if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

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

NO PUBLIC MARKET EXISTS

While our equity securities are listed for trading on the Over the Counter Bulletin Board under the trading symbol "GENX.OB," there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate an investment in our common stock without considerable delay, if at all. If a market should develop, the price may be highly volatile.

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

RULE 144 SALES

Our restricted shares of common stock may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of at least one year. A sale under Rule 144, or under any other exemption from the Securities Act of 1933, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of our common stock.

STATE LAW CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the laws of any state, the holders of such shares, and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 2 - Description of Property

Our principal facility is located at No. 17 Bridge, Waihuanxian, Xiqing District, Tianjin City, China. We lease a 600 square meter factory that includes areas for laboratories, storage, production and manufacturing. We also lease 436 square meters for our executive offices that are located at Room 1801, Guangyin Building, Youyibeilu, Hexi District, Tianjin City, China.

The factory rent was $7,836 per year from June 1, 2003 to May 31, 2005. The office rent is $9,510 per year and was leased from June 1, 2003 to May 31, 2005. The Company has renewed the leases for factory and office spaces for another two years from June 1, 2005 to May 31, 2007 at an annual rent of $7,836 and $9,510, respectively.

Item 3 - Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a shareholder vote during the 2005 fiscal year.

PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

We trade on the OTCBB under the symbol "GENX.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low

2005
4th Quarter	$0.27	$0.09
3rd Quarter	$0.42	$0.06
2nd Quarter	$0.55	$0.08
1st Quarter	$0.68	$0.25

2004
4th Quarter	$2.50	$0.45
3rd Quarter	$4.25	$2.50
2nd Quarter	$3.62	$0.19
1st Quarter	$0.25	$0.25

On April 26, 2006, the closing sale price of our common stock was $0.17 per share. The foregoing prices take into account the four for one stock dividend that occurred on June 27, 2004.

As of December 31, 2005, there were 8 shareholders of record of our common stock. We have not paid any dividends on our common shares since inception and do not anticipate that dividends will be paid at any time in the immediate future.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," "MAY," "WILL," "ESTIMATE," "CONTINUE," OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. (the "Company"or "Genex"), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, the Company was considered a development stage company. The Company was a start-up Internet based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China, and the shareholders of Zhongjin. Under the terms of the agreement, the Company acquired 100 percent of Zhongjin's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the Zhongjin shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a four-for-one stock dividend of the Company's common stock. On June 29, 2004, the Company changed its name to the present name.

Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer and Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

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

Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

The accompanying consolidated financial statements at and for the year ended December 31, 2005 include the accounts of Genex and its 100% owned subsidiary, Zhongjin, for the year then ended. The historical results for the year ended December 31, 2004 only include the accounts of Genex from the date of acquisition and its 100% owned subsidiary, Zhongjin for the year then ended. All significant inter-company transactions have been eliminated in consolidation.

Revenues. For the year ended December 31, 2005, net sales were $2,491,242 as compared to net sales of $2,350,050 for the year ended December 31, 2004, reflecting an increase of $141,192 or 6.01%. The increase in revenue was mainly due to the commercialization of our main product, Reconstituted Bone Xenograft, as well as increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross Profit. For the year ended December 31, 2005, total gross profit was $2,188,996 or 87.9% of total net sales, as compared to total gross profit of $2,067,404 or 88.0% of total net sales for the year ended December 31, 2004. The Company was able to maintain the gross profit margin at the same level for both year 2005 and 2004, which was primarily due to commercialization of our main product, Reconstituted Bone Xenograft, and increased sales of products.

Selling Expenses. For the year ended December 31, 2005, selling expenses were $537,366, as compared to $528,427 for the year ended December 31, 2004, reflecting an increase of $8,939 or 1.69%. The selling expenses to sales, is 21.5% and 22.5% for the year ended December 31, 2005 and for the year ended December 31, 2004, respectively. In 2005, the Company started a bonus scheme to stimulate and reward the performance of the sales staff. Accordingly, there was an increase of $78,629 or 43.7% in salaries expenses and an increase of $13,090 or 56.6% in staff welfare expenses. Meanwhile, the Company implemented tight budget control on all other selling expenses, and so there was only a slight increase in total selling expenses in 2005 as compared to that of 2004. During the year, there were decreases of $37,326 or 52.2% in meeting expenses, $20,652 or 80% in printing expenses, $18,011 or 11.8% in traveling expenses and $8,897 or 90% in training expenses.

General and Administrative Expenses. For the year ended December 31, 2005, general and administrative expenses were $645,128, as compared to general and administrative expenses of $542,498 for the year ended December 31, 2004, reflecting an increase of $102,630 or 18.9%. The percentage of general and administrative expenses to sales is 25.9% and 23.1% for the year ended December 31, 2005 and for the year ended December 31, 2004, respectively. General and administrative expenses are relatively less dependant to sales and the significant increases in general and administrative expenses are mainly due to the increases in provision of doubtful debts of $21,273, audit fee expenses of $50,000 and professional fees of $30,000 in 2005.

Research and Development Expenses. For the year ended December 31, 2005, research and development expenses were $85,916, as compared to research and development expenses of $4,361 for the year ended December 31, 2004, reflecting an increase of $81,555 or 1870%. The significant increases in mainly due to increased expenses to research and develop for new products.

Other income (Expenses). For the year ended December 31, 2005, interest income was $68,804 as compared to interest income of $22,646 for the year ended December 31, 2004. The increase was primarily due to the increase in amounts advanced to related parties during 2005. In addition, there was a penalty tax of $35,009 during 2005 for non-compliance in filing our Enterprise Income Tax return with the local tax bureau upon expiry of tax holidays in May 2005.

Net Income. The Company recorded a net income of $625,014 and $1,013,261 for the fiscal year ended

December 31, 2005 and 2004, respectively. The decrease is attributable to the substantial increases in research and development expenses in 2005 to develop new products and the expiry of tax holidays in May 2005.

Liquidity and Capital Resources

Operating. For the fiscal year ended December 31, 2005, the Company's operations provided cash resources of $1,377,233, as compared to cash resources used of $90,046 for the year ended December 31, 2004. The increase in net cash flows generated from operating activities in the fiscal year ended December 31, 2005 was primarily due to the decrease in cash flows related to accounts receivable, other receivables, advances from customers and accrued liabilities. As of December 31, 2005, we had $296,194 in cash and cash equivalents, as compared to $325,995 as of December 31, 2004.

Investing. Additions to property, plant and equipment for the year ended December 31, 2005 was $1,498 as compared to $6,110 for the fiscal year ended December 31, 2004.

Financing. There were no financing activities for the fiscal year ended December 31, 2004. During the year ended December 31, 2005, the Company used $1,452,285 for financing activities to earn interest income and received a subsidy of $37,123 from a government authority to finance its research and development projects.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

Exchange rate

Fluctuations of currency exchange rates between Renminbi and the United States dollar could adversely affect our business, since our sole investment conducts its business exclusively in China, and its revenue from operations is settled in Renminbi. The Chinese government controls its foreign reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the Renminbi to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the value of the Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in Renminbi and our financial performance when measured in United States dollars.

The Company maintains its books and accounting records in Chinese Renminbi ("RMB"), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2005 amounted to $78,101.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of

China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which then becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Recent accounting pronouncements

In 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits (Revised in December 2003)."—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132R is effective for fiscal years beginning after December 15, 2003. The adoption of SFAS No. 132R did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our

Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29" (SFAS 153). This statement amends Accounting Principles Board Opinion (APB) No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

The management of the Company does not expect these recent pronouncements to have a material impact on the Company's financial position or results of operations.

Item 7 Financial Statements

The Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included in Item 13 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 9, 2004, the Company notified Manning Elliott, Chartered Accountants ("Elloitt"), its independent public accountant, that the Company was terminating its engagement effective June 17, 2004. The Company's Board of Directors approved such decision.

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

On October 26, 2004, the Board of Directors dismissed Kabani as the Company's independent public accountants. On October 28, 2004, the Board appointed Weinberg & Company, Inc. to serve as the Company's independent public accountants until its dismissal on March 29, 2005.

On March 29, 2005, the Board re-appointed Kabani to serve as the Company's independent public accountants. None of the reports of Weinberg & Company, Inc. on the Company's financial statements since the last fiscal quarter ended September 30, 2004 contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time Weinberg & Company, Inc. was engaged as the Company's independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Weinberg & Company, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg & Company, Inc.'s satisfaction, would have caused Weinberg & Company, Inc. to make reference to the subject matter in connection with its report on the Registrant's financial statements during such periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

From March 29, 2005 to November 16, 2005, Kabani & Company, Inc. ("Kabani") was engaged as the Company's independent public accountants. On November 16, 2005, the Board of Directors dismissed Kabani as the Company's independent public accountants and appointed GC Alliance Limited, Certified Public Accountants, to serve as the Company's independent public accountants till its dismissal on March 29, 2006. None of the reports of Kabani & Company, Inc. on the Company's financial statements since the last fiscal year ended December 31, 2004 contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time Kabani & Company, Inc. was engaged as the Company's independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Kabani & Company, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani & Company, Inc.'s satisfaction, would have caused Kabani & Company, Inc. to make reference to the subject matter in connection with its report on the Registrant's financial statements during such periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2006, the Company appointed Schwartz Levitsky Feldman LLP, Chartered Accountants, to serve as the Company's independent public accountants. None of the reports of GC Alliance Limited on the Company's financial statements since the last fiscal quarter ended September 30, 2005 contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time GC Alliance Limited was engaged as the Company's independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with GC Alliance Limited on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GC Alliance Limited's satisfaction, would have caused GC Alliance Limited to make reference to the subject matter in connection with its report on the Registrant's financial statements during such periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Internal Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). As has been previously reported in its Form 8-K filings, the Company replaced the firm which audited its financial statements for the fiscal year ended December 31, 2004, Kabani & Company, with a new auditing firm, GC Alliance. Subsequently, we were notified by the staff of the Securities and Exchange Commission (the "SEC"), that GC Alliance had not completed all of the required steps to have demonstrated to the Office of the Chief Accountant that it has the requisite knowledge and experience to be qualified to report on the financial statements that were to be included in our Form 10-KSB for our fiscal year ended December 31, 2005. It was therefore necessary for us to replace GC Alliance with an auditing firm that was SEC qualified to report on our financial statements. Accordingly, on March 29, 2006 we retained the firm of Schwartz  Levitsky Feldman LLP, Charted Accountants, as our independent auditors for fiscal year 2005.

For the reasons described in the prior paragraph, our Form 10-KSB for the year ended December 31, 2005 and our Form 10-QSB for the quarter ended March 31, 2006 could not be filed on the respective original due dates. However, we have taken steps to improve the effectiveness of our internal recording, processing, summarizing and reporting of financial information and believe these enhancements have positively affected both our internal control over financial reporting and our ability to provide accurate and timely financial statements. Accordingly, for future reporting periods based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table and text set forth the names and ages of all directors and executive officers of the Company as of April 11, 2006. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Person	Age	Position
Mr. Fuzhi Song	54	Chairman of the Board of Directors, Chief
		Executive Officer and President
Mr. Shuli Zhang	44	Chief Financial Officer and Treasurer,
Ms. Sufen Ail	31	Secretary

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

Audit Committee

The Company currently does not have an audit committee. Accordingly, pursuant to Section 2(a)(3) of the Sarbanes-Oxley Act of 2002, the entire board of directors constitutes the Company's audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company noted that during the year ended December 31, 2005, its officers, directors and holders of more than 10% of the Company's common stock did not comply with all Section 16(a) filing requirements. The following table and text set forth the names and the number of transactions involved. The Company will inform its officers, directors and holders of more than 10% of the Company's commons stock to take the immediate remedial action.

Name/Title	No. of Shares	% of ownership
Fuzhi Song, CEO, President and Director	13,170,152	73.8%

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

The Company has not adopted a code of ethics that applies to the Company's principal executive and financial officers. The Company has been made aware that the Sarbanes-Oxley Act of 2002 encouraged issuers to adopt such a code of ethics or to explain why such a code has not been adopted. The Company does not have an objection to adopting such a code and has merely failed to date to have adopted one. However, the Company plans to establish and adopt a code of ethics by the end of 2006.

Item 10 - Executive Compensation

No compensation was paid to the Chairman and Chief Executive Officer for remuneration during the fiscal years ended December 31, 2005 and 2004. None of the executive officers of the Company received annual compensation in excess of $100,000.

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

To the extent provisions of our by-laws provide for indemnification of directors and officers for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 17,845,732 shares of Common Stock outstanding at December 31, 2005.

Name/Title	No. of Shares	% of ownership
Fuzhi Song, CEO, President and Director	13,170,152	73.8%
Deshun Song	1,463,348	8.2%

Mr Fuzhi Song and Mr Deshun Song are father and son. Mr Fuzhi Song disclaims beneficial ownership of the shares held in the name of Mr Deshun Song.

Item 12 - Certain Relationships and Related Transactions

The Company advanced cash to parties related through common shareholders during 2004 and 2005. Of the total of $2,671,196, $507,265 is interest-free, unsecured and due on December 31, 2005. The remaining $2,163,931 bears an interest rate of 6% per annum and is also unsecured. In 2005, the Company renewed the terms of all the loans to be due for repayment in December 31, 2005. On January 1, 2006, the Company renewed the terms of all the loans at the same terms for another one year. Total interest income on the loans for the years ended December 31, 2005 and 2004 amounted to $67,993 and $21,893, respectively.

During the year ended December 31, 2005, the Company borrowed cash from a shareholder amounting to $931. The amount is interest free, due on demand and unsecured.

During the year ended December 31, 2005 and 2004, the Company recorded rental expenses paid and payable to parties related through common shareholders amounting to $17,512 and $17,346, respectively, for office and factory premises.

Item 13 - Exhibits and Reports on Form 8-K

(a) (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2) The following exhibits are being filed herewith.

Exhibit No.	Description

3.1*	Certificate of Incorporation

10.1	The Contract for Management Service, dated as of June 17, 2004, between Tianjin Zhongjin Biology Development Co., Ltd. and Genex Pharmaceuticals, Inc.

10.2	Trusteeship Agreement, dated as of June 17, 2004, between Genex Pharmaceuticals, Inc. and Fuzhi Song and Deshun Song.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

(b) Reports on Form 8-K.

On April 1, 2005, a Form 8-K was filed to disclose the change in the Company's certifying accountant from Weinberg & Company, Inc. to Kabani & Company. On November 16, 2005, a Form 8-K was filed to disclosed the change in the Company's certifying accountant from Kabani & Company, Inc to GC Alliance Limited, Certified Public Accountants. On February 9, 2006, the Company filed a Form 8-K/A to correct certain omissions and misstatements that were contained in its November 16, 2005 Form 8-K. On February 14, 2006, the Company filed another Form 8-K/A which included the letter from Kabani & Company that had not been included as an exhibit to its November 16, 2005 Form 8-K. On March 29, 2006, a Form 8-K was filed to disclose the change in the Company's certifying accountant from GC Alliance Limited, Certified Public Accountants, to Schwartz Levitsky Feldman LLP, Chartered Accountants.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Manning Elliott, Weinberg & Co., P.A., Kabani & Company, Inc., GC Alliance Limited, CPA and Schwartz Levitsky Feldman LLP, Chartered Accountants, our independent auditors, for fiscal years 2005 and 2004:1

	FISCAL 2005	FISCAL 2004

Audit Fees	$120,000	$70,000

Total	$120,000	$70,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

The Company did not pay any fees to its auditors in fiscal 2005 or 2004 for audit-related services, tax services or any other services rendered by its auditors except as stated above.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date as indicated.

Dated: July 12, 2006

By:	/s/ Fuzhi Song

Mr. Fuzhi Song,
Chief Executive Officer, President and Director

Dated: July 12, 2006

By:	/s/ Shuli Zhang

Mr. Shuli Zhang
Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

REPORTS OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM	F-2 to F-3

Consolidated Balance Sheet as of December 31, 2005	F-4

Consolidated Statements of Operations for the Years
Ended December 31, 2005 and 2004	F-5

Consolidated Statements of Changes in Shareholders'
Equity for the Years Ended December 31, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8 to F-20

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

We have audited the accompanying consolidated balance sheet of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Genex Pharmaceutical, Inc. for the year ended December 31, 2004 were audited by other auditors, whose report dated May 13, 2005 expressed an unqualified opinion on those statements.

We conducted our audits of these financial statements in accordance with the standards of the Public Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1(b), the Company has not received regulatory approval from the relevant authorities for the acquisition of its wholly owned subsidiary Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD").  The Company has, however, entered into a trusteeship agreement with the legal owners of TZBD and a management agreement with TZBD as detailed in Note 1(b), whereby the shares of TZBD are being held for the benefits of the Company.

Schwartz Levitsky Feldman, LLP
Toronto, Ontario, Canada	Chartered Accountants

 March 30, 2006 except for note 1 (b) as to which the date is May 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genex Pharmaceutical, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated result of the operations and the cash flows of Genex Pharmaceutical, Inc. and its subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1(b), the Company has not received regulatory approval from the relevant authorities for the acquisition of its wholly owned subsidiary Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD"). The Company has, however, entered into a trusteeship agreement with the legal owners of TZBD and a management agreement with TZBD as detailed in Note 1(b), whereby the shares of TZBD are being held for the benefits of the Company.

Kabani & Company, Inc.
Huntington Beach, California

May 13, 2005, except for note 1 (b) as to which the date is June 30, 2006

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005
( Amounts expressed in US Dollars, except number of shares )

ASSETS
Current Assets
Cash and cash equivalents	$296,194
Accounts receivables, net of doubtful accounts of $47,459	569,500
Other receivable	251,916
Inventories (note 4)	455,050
Due from shareholder (note 5)	931
Due from related parties (note 5)	2,671,196

Total current assets	4,244,787

Property and equipment, net (note 6)	176,723

Total assets	$4,421,510

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,691
Accrued payroll and welfare expenses	172,264
Accrued operating expenses	357,310
Advances from customers	203,685
Income tax payable	333,295

Total current liabilities	1,068,245

Deferred subsidy income (note 7)	37,174

Total liabilities	1,105,419

Commitments And Contingencies (note 14)

Shareholders' Equity
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value; 30,000,000 shares authorized,	1,785
17,845,732 shares issued and outstanding
Additional paid-in capital	1,146,945
Statutory reserves (note 11)	313,389
Accumulated other comprehensive income	78,101
Retained earnings	1,775,871

3,316,091

Total liabilities and shareholders' equity	$4,421,510

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
( Amounts expressed in US Dollars, except number of shares )
	2005	2004

Sales	$2,491,242	$2,350,050
Cost of goods sold	(302,246)	(282,646)

Gross profit	2,188,996	2,067,404

Operating expenses
Selling expenses	(537,366)	(528,427)
General and administrative expenses	(645,128)	(546,859)
Research and development costs	(85,916)	-

Total operating expenses	(1,268,410)	(1,075,286)

Income from operations	920,586	992,118

Other income (expenses)
Financial income (expenses), net	68,804	22,646
Tax penalty (note 8)	(35,009)	-
Other income (expenses), net	(1,015)	(1,503)

Total other income	32,780	21,143

Income before income taxes	953,366	1,013,261

Income tax (note 9)	(328,352)	-

Net income available for common stockholders	$625,014	$1,013,261

Net income per share – basic and diluted (note 13)	$0.04	$0.06

Weighted average number of shares outstanding – basic
and diluted	17,845,732	17,845,732

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
( Amounts expressed in US Dollars, except number of shares )

				Accumulated
	Common stock		Additional	other			Total
	Number of		paid-in	comprehensive	Statutory	Retained	stockholders'
	shares	Amount	capital	income	reserves	earnings	equity

Balance, January 1, 2004	17,845,732	$1,785	$1,146,945	$-	$67,648	$383,337	$1,599,715

Net income for the year ended
December 31, 2004	-	-	-	-	-	1,013,261	1,013,261

Allocation to statutory reserves	-	-	-	-	151,989	(151,989)	-

Balance, December 31, 2004	17,845,732	$1,785	$1,146,945	$-	$219,637	$1,244,609	$2,612,976

Foreign currency translation gain	-	-	-	78,101	-	-	78,101

Net income for the year ended
December 31, 2005	-	-	-	-	-	625,014	625,014

Allocation to statutory reserves	-	-	-	-	93,752	(93,752)	-

Balance, December 31, 2005	17,845,732	$1,785	$1,146,945	$78,101	$313,389	$1,775,871	$3,316,091

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
( Amounts expressed in US Dollars)
	2005	2004
Cash flows from operating activities:
Net income	$625,014	$1,013,261
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	59,848	58,593
Loss on disposal of fixed assets	967	-
Provision of doubtful debts	24,408	-
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(138,271)	(280,582)
Decrease in inventories	79,449	44,980
Increase in amount due from related parties	-	(790,987)
Increase in amount due from shareholder	(917)	-
Increase in accounts payable and accrued liabilities	325,412	158,023
Increase in income tax payable	328,352	-
Increase (decrease) in customer deposit	123,787	(102,956)
Decrease in amount due to shareholder	(27,524)	(5,725)
Decrease in amount due to related parties	(23,292)	(4,561)

Net cash provided by operating activities	1,377,233	90,046

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,498)	(6,110)

Cash flows from financing activities:
Due from related parties	(1,452,285)
Proceeds from deferred subsidy income	37,123	-

Net cash used in financing activities	(1,415,162)	-

Effect of exchange rate changes on cash	9,626	-

Net (decrease) increase in cash and cash equivalents	(29,801)	83,936
Cash and cash equivalents at beginning of year	$325,995	242,059

Cash and cash equivalents at end of year	$296,194	$325,995

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1a) DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

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

On June 17, 2004, TZBD consummated a share purchase agreement ("Share Purchase Agreement") with KS E-Media Holdings, Inc. ("KSE"), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a four-for-one forward split of the KS E-Media Common Shares by way of stock dividend. On June 17, 2004, the KSE was renamed Genex Pharmaceutical, Inc. ("the Company").

KSE was incorporated in the State of Delaware on February 28, 2002. Through June 17, 2004, KSE was considered a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". KSE was a start-up stage Internet based fulfilment Company based in Vancouver, BC, Canada. KSE filed a SB-2 Registration Statement with the United States Securities and Exchange Commission ("SEC") on December 23, 2002 that was declared effective May 7, 2003.

As a condition to the Share Purchase Agreement, KSE sold its business operations, as they existed immediately before the closing of the Share Purchase Agreement to Mr. Mayur Pandya, the then president and CEO of KSE for a consideration of 2,212,500 shares of KSE's common stock being returned to the Company by Mr. Mayur Pandya. Consequently, KSE became a non-operating shell.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of TZBD. Pursuant to the SEC's accounting interpretation and guidance, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the acquisition of TZBD by KSE was treated as a "reverse acquisition" while the cost of the acquisition was measured based on the value of KSE's net tangible assets and no goodwill or other intangible was recorded. No pro forma financial statements are being presented as the legal acquirer had no significant asset or operations prior to the acquisition.

1 b) OWNERSHIP OF A PRC SUBSIDIARY

According to the prevailing relevant PRC laws and regulations, a foreign ownership in TZBD is prohibited unless government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained.  Genex has entered into agreements with the original stockholders of TZBD in respect of the transfer of legal title of the equity interest in TZBD to Genex.  However, Genex has not submitted an application for the change of the equity interest of TZBD since the agreements were entered.

Management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD.  However, in the event that the Company fails to obtain necessary approvals from those offices, there is the risk that the Company may not have equity interest of TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD including repatriation of capital, distribution of profits, etc.

Nevertheless, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the "Consigners"), the legal shareholders of TZBD.  The trusteeship agreement took effect from June 17, 2004 and stipulates that the Consigners are holding all the equity shares in TZBD in trust for the Company and that the Company shall have the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares in TZBD.

On the same date, the Company entered in to a contract for management service with TZBD.  The contract for management service took effect from June 17, 2004 and stipulates that the Company shall provide management, administrative and related services to TZBD, and, in return, TZBD shall pay to the Company a base annual fee of RMB1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

1 c) CHANGE IN REGISTRATION LOCATION:

The Company changed its registration location from Tianjin economic and technological development district to Tianjin Xiqing economic development district. The change in registration took place on March 5, 2004.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements at and for the years ended December 31, 2004 and 2005 includes the accounts of TZBD and its parent company, KSE (legal acquirer) from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

b. Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market. Management compares the cost of inventories with the market value and an allowance is made to write down the inventories to the market value, if market is lower than cost.

c. Accounts receivable and allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on the composition of accounts receivable, analysis of historical bad debts, customer concentrations, customer credit worthiness, an analysis of current economic and business trends as well as changes in customer payment patterns. The Company has no specific terms of the sales. The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible. For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

During the year ended December 2005 and 2004, the Company recorded $47,459 and $22,135 as general allowance for doubtful and long overdue accounts.

d. Advances from customers

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $203,685 at December 31, 2005.

e. Property and equipment

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

f. Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business.". SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005, there were no significant impairments of its long-lived assets.

g. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had recorded other comprehensive income of $78,101 and $nil for the years ended December 31, 2005 and 2004, respectively. The other comprehensive income for 2005 arose from the changes in foreign currency exchange rates. Consequently for the years ended December 31, 2005 and 2004, the comprehensive income was $703,115 and $1,013,261 respectively.

h.  Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Generally, revenue is recognized when all of the four criteria are met: (i) There is persuasive evidence that an arrangement exists; (ii) Delivery has occurred or services have been rendered; (iii) The seller's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

(a) Sale of products to Hospitals

The Company's major customers consist of hospitals. Revenue from the sale of products to hospitals is recognized when the products have been delivered to the hospitals and the products have been applied by the hospitals to the patients during the course of medical treatment. As such, there is no sales return after the revenue is recognized.

(b) Sale of products to / through medical device resellers and distributors

Other than direct sales to ultimate customers by the Company's own sales personnel, the Company also sells its products through medical device resellers and distributors. Revenue from sale of products through medical resellers is recognized when the products have been delivered to the medical device resellers and distributors and confirmation has been received from the resellers or distributors of their acceptance of the goods. The Company has entered into master agency agreements with the resellers and distributors which fixed the sales prices.

Products delivered to and accepted by customers, resellers or distributors are not returnable or exchangeable.

Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

i. Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were insignificant.

j. Research and Development Costs

Research and development costs are expensed to operations as incurred.

k. Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

l. Stock based compensation

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

The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees (see Note 12) and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123. The Company did not grant any stock options to its officers and management during the fiscal years ended December 31, 2005 and 2004.

m. Earnings per share

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

n. Statutory reserves

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonus and/or cash dividends. The statutory common welfare fund is non-distributable and is restricted for the capital expenditure for the collective benefits of all the staff of the Company's employees. During the years ended December 31, 2005 and 2004, no dividend had been declared by TZBD.

o. Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi ("RMB"), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2005 amounted to $78,101.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

TZBD's assets and liabilities at December 31, 2005 and its statement of income for the year then ended were translated at the rates of RMB8.0702:US$1.00 and RMB8.1917:US$1.00, respectively, whereas its assets and liabilities as of December 31, 2004, and its statement of income for the year then ended were translated at the single rate of RMB8.27:US$1.00. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

p. Fair values of financial instruments

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

q. Use of Estimates

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

r. Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

s. Segment Reporting

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

t. Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal year beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67". SFAS No. 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In March 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 clarifies that SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

The management of the Company does not expect these recent pronouncements to have a material impact on the Company's financial position or results of operations.

4. INVENTORIES

December 31, 2005

Raw materials and packing materials	$29,458
Work-in-progress	279,454
Finished goods	146,138

$455,050

5. DUE FROM / TO RELATED PARTIES

The amounts due from related companies as of December 31, 2005 consisted of the followings:

	Relationship with the		Interest
Name	Company	Nature	rate	Amount

Tianjin Zhongjin	Former shareholder	Advances to suppliers	Nil	$251,718
Pharmaceutical	of the Tianjin	(1)
Co., Ltd.	Zhongjin Biology	Short-term	6% p.a.	727,551
	Development Co.,	interest-bearing loan (2)
	Ltd.	Purchase deposits (1)	Nil	86,739
		Other prepayment	Nil	19,686
		Accrued loan interest	Nil	43,808
Tianjin Golden	Common	Short-term	6% p.a.	527,232
World Group Co.,	shareholders	interest-bearing loan (2)
Ltd.		Accrued loan interest	Nil	26,087
Tianjin Zhongwei	Common	Short-term	6% p.a.	413,497
Pharmaceutical	shareholders	interest-bearing loan (2)
Co., Ltd.		Accrued loan interest	Nil	19,190
Tianjin Nanfang	Common	Short-term	6% p.a.	421,303
Medicine Co., Ltd.	shareholders	interest-bearing loan (2)
		Purchase deposits (1)	Nil	86,739
		Accrued loan interest	Nil	1,988
Tianjin Jinshi	Common	Short-term	6% p.a.	74,348
Pharmaceutical Co	shareholders	interest-bearing loan (2)
Ltd		Accrued rental expenses (3)	Nil	(31,672)
		Accrued loan interest	Nil	2,982
Total				$2,671,196

(1) Purchase deposits or advances to suppliers were paid to its related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) During 2005, the Company advanced some of its idle cash to the above related companies to earn interest.

(3) Accrued rental expenses were paid and payable to the related company for factory premise.

There was no collateral for all the balances with the related companies. Accordingly, the Company considers that these amounts should not be reflected as a reduction of equity.

The Company advanced cash to parties related through common shareholders during 2005. Out of total of $2,671,196, $507,265 is interest-free, unsecured and due on December 31, 2005. The remaining $2,163,931 bears an interest rate of 6% per annum and is also unsecured. All of them are due for repayment on December 31, 2005. On January 1, 2006, the Company extended the term for another 1 year from January 1, 2006 to December 31, 2006 at an interest rate of 6% per annum. Total interest income on the loans for the years ended December 31, 2005 and 2004 amounted to $67,993 and $21,893, respectively.

The Company advanced cash of $931 to a shareholder during 2005 as prepayment of the rental expenses whereas the was no such cash advance to a shareholder in 2004.

During the year ended December 31, 2004, the Company borrowed cash from a shareholder and certain parties related to shareholders, amounting to $27,264 and $23,071 respectively. The amounts are interest free, due on demand and unsecured.

6. PROPERTY AND EQUIPMENT

December 31, 2005

Machinery and equipment	$298,622
Computer equipment	16,785

315,407

Less: Accumulated depreciation	(138,684)

$176,723

Depreciation expense was $59,848 and $58,593 for the years ended December 31, 2005 and 2004, respectively.

7. DEFFERED SUBSIDY INCOME

The amounts represent subsidies for hi-tech projects granted by the PRC government.

In 2005, a subsidy in the amount of $37,174 was approved to be granted and was paid to the Company for financing the Company's research and development activities which meet the Good Manufacturing Practices Standard ("GMP Standard"). Out of $37,174, $18,373 was put into use during the year. According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by the company appointed by the PRC government ("contributing company") or loan from such company which the Company will need to repay. However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities. Since the final treatment of this fund may not be confirmed in 2006, the Company deferred its recognition as other income only when the Company met the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

8. TAX PENALTY

The Company's subsidiary, Tianjin Zhongjin Biology Development Co., Ltd. (TZBD), being registered in the PRC is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005. See also Note 14b.

9. INCOME TAXES

The components of income (loss) before taxes are as follows:

	2005	2004

US – Genex	$(150,524)	$(70,000)
PRC – TZBD	1,103,890	1,083,261

	$953,366	$1,013,261

US

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2005 and 2004, the estimated tax losses available for both US corporations for carryforward was $220,524 and $70,000, respectively. For the years ended December 31, 2005 and 2004, there are no income tax (benefit) expenses.

The management of the Company has no intention to distribute dividends from its PRC subsidiary to its US parent, which is the primary way that the US parent would be able to recognize income. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future. No other significant deferred tax assets or liabilities existed at December 31, 2005 and 2004.

The Company has not yet filed its US tax return for the years 2005 and 2004.

PRC

TZBD is subject to Enterprise Income Tax in the PRC subsidiary at a rate of 33% on net profits. However, based on the local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to its high technology content of businesses. Provision for taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in PRC.

The provision for taxes on earnings consisted of:

	Year ended December 31,
	2005	2004

Current PRC income tax expenses:
Enterprise Income Tax	$328,352	$-

The reconciliation between PRC income taxes at the statutory rate and the Company's provision for income taxes at December 31, 2005 are as follows:

	Year ended December 31,
	2005	2004

Computed tax at the PRC statutory rate of 33%	$364,284	$357,476
PRC tax holiday and tax reduction	(35,932)	(357,476)

	$328,352	$-

As of December 31, 2005, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

10. EQUITY-BASED TRANSACTIONS

On June 8, 2004, the Company entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD"), a company formed under the laws of the People's Republic of China and the shareholders of TZBD. Under the terms of the agreement, the Company acquired 100 percent of TZBD's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the TZBD's shareholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a four-for-one stock dividend of the Company's common stock.  The effect of the transactions was reflected in the financial statements for the year ended December 31, 2003.

11. STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)  Making up cumulative prior years' losses, if any;

(ii)  Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)  Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the capital expenditure for providing employee facilities and other collective benefits to the Company's employees; and

(iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company established a statutory surplus reserve as well as a statutory common welfare fund for the annual contribution of 10% and 5%, respectively of net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $208,926 and common welfare fund of $104,463 as of December 31, 2005.

12. DIRECTORS' AND OFFICERS' COMPENSATION

During both years ended December 31, 2005 and 2004, certain directors and officers of the Company did not receive any compensation for the services they provided to the Company. The Company has estimated the fair values of the services rendered by the CEO based on the annual compensation received by a director of the Company's subsidiary, Tianjin Zhongjin Biology Development Co., Ltd. As the amounts were insignificant, no adjustment has been made to the financial statements for the years ended December 31, 2005 and 2004.

The Company currently does not have option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the years ended December 31, 2005 and 2004, there were no warrants granted.

No warrants granted to consultants were exercised during the year ended December 31, 2005.

13. EARNINGS (LOSS) PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of December 31, 2005 which had the effect of reducing the reported net loss per share.

14. COMMITMENTS AND CONTINGENCIES

a. Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholders. On May 10, 2005, the Company renewed the existing leases, upon their expiry on May 31, 2005, for another two years from June 1, 2005 to May 31, 2007 based on the current terms. The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2005:

December 31, 2005

Year 2006	$17,776
Year 2007	7,406

Minimum lease payments	$25,182

The total rental expense incurred for the years ended December 31, 2005 and 2004 were $17,512 and $17,346, respectively.

b. PRC income tax

The Company's subsidiary, Tianjin Zhongjin Biology Development Co., Ltd. (TZBD), being registered in the PRC is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its forth quarter in fiscal year 2005, which may be refundable if TZBD's application for the tax holiday extension is approved. As the outcome of its application for the extension of tax holiday is uncertain, TZBD has recognized the full amount of such penalty as expense (see Note 8) and provided tax on its income for the period from the expiry of its tax holiday through December 31, 2005 at the statutory rate of 33% in the financial statements for the year ended December 31, 2005. In the event that TZBD's application for tax holiday extension fails, it may be subject to further penalty for late filing of tax return. However, as reasonable estimation can be made, no further provision for tax penalty is made.

c. Litigation

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

15. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of December 31, 2005 and 2004. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2005 and 2004, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the years ended December 31, 2005 and 2004, all of the Company's sales arose in the PRC. In addition, all accounts receivable as at December 31, 2005 and 2004 also arose in the PRC.

The largest ten customers in the year 2005 included both medical device resellers and hospitals, and accounted for approximately 46%,of the Company's total revenues for 2005, of which the largest three customers accounted for 8.3%, 7.7% and 6.2%, respectively. The Company's medical device customers represent 40% of all sales, and direct sales to hospitals and doctors account for 60% of sales, in 2005. The Company has entered into sales agreement with major medical resellers in 2005. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

For the year ended December 31, 2004, the Company's two main customers were medical device resellers: the Shanghai Yicheng Medical Device Company was Zhongjin's largest customer, representing 15% of total sales in 2004, and the Anhui Hefei Jialian Medical Appliance Company, representing 10% of total sales. The aforementioned customers have each signed a three-year letter of intent for RBX deliveries from 2004 through to 2006, amounting to $1,425,000 in sales, although these agreements are not binding. The Company's medical device customers represented 56% of all sales, and direct sales to hospitals and doctors accounted for 44% of sales, in 2004.

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

The Company's operating assets and primary sources of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavourable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

17. RECLASSIFICATIONS

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.