Form 10QSB
period 2006-06-30
Genex Pharmaceutical, Inc.
filed 2006-09-12
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE COMPANY

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 8, 2006, there were 17,845,732 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes         No

2

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

AND DECEMBER 31, 2005

(Amounts expressed in US dollars, except number of shares)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$138,939	$296,194
Accounts receivable, net of allowance of $70,164 and $47,459 as of June 30, 2006 and December 31, 2005, respectively	540,569	569,500
Other receivable	510,321	251,916
Inventories	448,282	455,050
Due from shareholder	-	931
Due from related parties	3,217,618	2,671,196

Total current assets	4,855,729	4,244,787

Property, plant and equipment, net	151,925	176,723

Total assets	$5,007,654	$4,421,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,854	$1,691
Accrued payroll and welfare expenses	175,697	172,264
Accrued operating expenses	326,967	357,310
Income tax payable	483,009	333,295
Advances from customers	339,206	203,685

Total current liabilities	1,327,733	1,068,245

Deferred subsidy income	43,774	37,174

Total liabilities	1,371,507	1,105,419

Commitments And Contingencies (Note 13)

Shareholders' Equity
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.0001 par value; 30,000,000 shares authorized, 17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve	356,235	313,389
Accumulative other comprehensive income	112,511	78,101
Retained earnings	2,018,671	1,775,871

	3,636,147	3,316,091

Total liabilities and stockholders' equity	$5,007,654	$4,421,510

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

(Amounts expressed in US dollars, except number of shares)

(Unaudited)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2006	2005	2006	2005

Sales	$536,457	$520,977	$1,138,834	$948,934
Cost of goods sold	(56,640)	(49,166)	(109,321)	(99,757)

Gross profit	479,817	471,811	1,029,513	849,177

Operating expenses
Selling expenses	(198,683)	(114,344)	(323,691)	(224,189)
General and administrative expenses	(165,724)	(123,743)	(336,561)	(266,087)

Income from operations	115,410	233,724	369,261	358,901

Other income
Interest income, net	41,902	15,022	78,136	29,580
Other income	-	-	-	3,745

Total other income	41,902	15,022	78,136	33,325

Income before income tax	157,312	248,746	447,397	392,226

Income tax	(154,823)	-	(161,750)	-

Net income	$2,489	$248,746	$285,647	$392,226

Weighted average shares outstanding
- basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732

Basic and diluted net income per share	$0.00	$0.01	$0.02	$0.02

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

(Amounts expressed in US dollars)

(Unaudited)

	June 30, 2006	June 30, 2005

Cash flow from operating activities
Net income	$285,647	$392,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	28,219	40,725
Allowance for doubtful debts	22,166	-
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(243,019)	(254,059)
Decrease in amount due from shareholder	935	-
Decrease (increase) in inventories	10,966	(7,551)
(Decrease) increase in accounts payable and accrued liabilities	(28,350)	33,647
Increase in income tax payable	145,971	-
Increase in advances from customers	133,043	268,293
Increase in amounts due to related parties	-	8,673

Net cash provided by operating activities	355,578	481,954

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,886)	-

Cash flows from financing activities
Due from related parties	(519,567)	(649,828)
Proceeds from subsidy received	6,226	-

Net cash used in financing activities	(513,341)	(649,828)

Effect of exchange rate changes on cash	2,394	-

Net decrease in cash and cash equivalents	(157,255)	(167,874)

Cash and cash equivalents, at beginning of period	296,194	325,995

Cash and cash equivalents, at end of period	$138,939	$158,121

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

1. a)

DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”) was founded in the People's Republic of China (“PRC” or “China”) on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (“RBX”) in the PRC. All of the customers are hospitals in the PRC. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement (“Share Purchase Agreement”) with KS E-Media Holdings, Inc. (“KSE”), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KSE effectuated a four-for-one forward split of the KS E-Media Common Shares by way of stock dividend. On June 17, 2004, KSE was renamed Genex Pharmaceutical, Inc.

KSE was incorporated in the State of Delaware on February 28, 2002. KSE was a start-up stage Internet based fulfilment company based in Vancouver, BC, Canada. Through June 17, 2004, KSE was considered a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. KSE filed a SB-2 Registration Statement with the United States Securities and Exchange Commission (“SEC”) on December 23, 2002 that was declared effective May 7, 2003.

As a condition to the Share Purchase Agreement, KSE sold its business operations, as they existed immediately before the closing of the Share Purchase Agreement, to Mr. Mayur Pandya, the then president and CEO of KSE, for a consideration of 2,212,500 shares of KSE's common stock being returned to the Company by Mr. Mayur Pandya. Consequently, KSE became a non-operating shell.

According to the terms of the share exchange agreement, control of the combined companies (the “Company”) passed to the former shareholders of TZBD. Pursuant to the SEC's accounting interpretation and guidance, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance rather than a business combination. Accordingly, for accounting purposes, the acquisition of TZBD by KSE was treated as a “reverse acquisition” while the cost of the acquisition was measured based on the value of KSE's net tangible assets and no goodwill or other intangible was recorded. No pro forma financial statements are being presented as the legal acquirer had no significant assets or operations prior to the acquisition.

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

Nevertheless, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the “Consigners”), the legal shareholders of TZBD. The trusteeship agreement took effect from June 17, 2004 and stipulates that the Consigners are holding all the equity shares in TZBD in trust for the Company and that the Company shall have the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares in TZBD.

On the same date, the Company entered into a contract for management service with TZBD. The contract for management service took effect from June 17, 2004 and stipulates that the Company shall provide management, administrative and related services to TZBD, and in return, TZBD shall pay to the Company a base annual fee of RMB1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

1. c)

CHANGE IN REGISTRATION LOCATION

The Company changed its registration location from Tianjin Economic and Technological Development District to Tianjin Xiqing Economic Development District. The change in registration took place on March 5, 2004.

2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements at June 30, 2006 and for the six months ended June 30, 2006 and 2005, includes the financial statements of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2006 and December 31, 2005, the general allowance for doubtful and long overdue accounts amounted to $70,164 and $47,459, respectively.

Advances from customers

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $339,206 as of June 30, 2006.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 3 to 7 years.

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006, there were no significant impairments of its long-lived assets.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $112,511 and $78,101 as of June 30, 2006 and December 31, 2005, respectively. The other comprehensive income arose from the changes in foreign currency exchange rates. Consequently for the six months ended June 30, 2006 and the year ended December 31, 2005, the comprehensive income was $398,159 and $703,115, respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Generally, revenue is recognized when all of four criteria are met: (i) There is persuasive evidence that an arrangement exists; (ii) Delivery has occurred or services have been rendered; (iii) The seller's price to the buyer is fixed or determinable; And (iv) collectibility is reasonably assured.

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

Sales are presented net of value added tax (“VAT”). No return allowance is made as product returns are insignificant based on historical experience.

Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2006 amounted to $77,868 and were insignificant for the six months ended June 30, 2005.

Research and Development Costs

Research and development costs are expensed to operations as incurred.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No.123 and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

The Company continues to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock options issued to employees (see Note 11) and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123. The Company did not grant any stock options to its officers and management during the six months ended June 30, 2006 and 2005.

Earnings per share

Net income per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (“APB 15”). Net income per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statutory reserves

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonus and/or cash dividends. The statutory common welfare fund is non-distributable and is restricted for the capital expenditure for the collective benefits of all the staff of the Company's employees.  During the six months ended June 30, 2006 and 2005, no dividend had been declared by TZBD.

Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of June 30, 2006 amounted to $112,511.

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

TZBD's assets and liabilities at June 30, 2006 and its statement of operation for the six months then ended were translated at the rates of RMB7.9956:US$1.00 and RMB8.0303:US$1.00, respectively, whereas its assets and liabilities as of June 30, 2005 and its statement of operation for the six months then ended were translated at the single rate of RMB8.27:US$1.00. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

Fair values of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepayments, accounts payable and accruals, short-term loans and amount due to and due from related parties. The carrying values of financial instruments approximate the fair values because of their short-term maturities.

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

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in China. All of the Company's assets are located in China.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This statement amends Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

4.

INVENTORIES
June 30, 2006

Raw materials and packing materials	$17,670
Work-in-progress	257,477
Finished goods	173,135

$448,282

5.

DUE FROM / (TO) RELATED PARTIES

Name	Relationship with the Company	Nature	Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co., Ltd.	Advances to suppliers (1)	6% p.a.	$ -
		Short-term interest-bearing loan (2)	6% p.a.	1,263,557
		Other prepayment	Nil	12,920
		Accrued loan interest	Nil	78,184
Tianjin Golden World Group Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	606,584
		Accrued loan interest	Nil	42,782
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	454,875
		Accrued loan interest	Nil	32,458
Tianjin Nanfang Medicine Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	545,300
		Accrued loan interest	Nil	14,589
Tianjin Jinshi Pharmaceutical Co Ltd	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	175,096
		Accrued rental expenses (3)	Nil	(13,957)
		Accrued loan interest	Nil	5,230
Total				$ 3,217,618

(1)

Purchase deposits or advances to suppliers were paid to its related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2)

During the six months ended June 30, 2006, the Company advanced some of its idle cash to the above related companies to earn interest.

(3)

Accrued rental expenses were paid and payable to the related company for factory premise.

There was no collateral for all the balances with the related companies. Accordingly, the Company considers that these amounts should not be reflected as a reduction of equity.

The Company advanced cash to parties related through common shareholders during the six months ended June 30, 2006. Out of a total of $3,217,618, $172,206 is interest-free, unsecured and due on repayment on December 31, 2006. The remaining $3,045,412 bears an interest rate at 6% per annum and is also unsecured. Total interest income on the loans for the six months ended June 30, 2006 amounted to $78,310.

The Company recorded rental expenses payable to related parties, related through common shareholders, amounting to $13,957 for the six months ended June 30, 2006.

6.

PROPERTY AND EQUIPMENT

June 30, 2006

Machinery and equipment	$301,733
Computer equipment	18,511

320,244

Less: Accumulated depreciation	(168,319)

$151,925

Depreciation expense was $28,341 and $40,725 for the six months ended June 30, 2006 and 2005, respectively.

7.

DEFFERED SUBSIDY INCOME

The amounts represent subsidies for hi-tech projects granted by the PRC government.

This subsidy was approved to be granted and was paid to the Company for financing the Company's research and development activities which meet the Good Manufacturing Practices Standard (“GMP Standard”) in 2005. According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or loan from such company which the Company will need to repay. However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy.  Therefore, the amount is included under non-current liabilities. Since the final treatment of this fund may not be confirmed in 2006, the Company deferred its recognition as other income only when the Company met the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

8.

TAX PENALTY

The Company's subsidiary, Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”), being registered in the PRC is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005. See also Note 13b.

9.

INCOME TAXES

The components of income (loss) before taxes are as follows:

	Six months ended June 30,
	2006	2005

US - Genex	$(40,000)	$(40,524)
PRC - TZBD	487,397	432,750

	$447,397	$392,226

US

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%. For the six months ended June 30, 2006 and 2005, the estimated tax losses available for both US corporations for carryforward were $260,524 and $40,524, respectively. For the six months ended June 30, 2006 and 2005, there are no income tax (benefit) expenses.

The management of the Company has no intention to distribute dividends from its PRC subsidiaries to its US parent, which is the primary way that the US parent would be able to recognize income. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future. No other significant deferred tax assets or liabilities existed at June 30, 2006 and December 31, 2005.

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

UNITED STATES

The provision for taxes on earnings consisted of:

	Six months ended June 30,
	2006	2005

Current PRC income tax expenses:
Enterprise Income Tax	$161,750	$-

The reconciliation between PRC income taxes at the statutory rate and the Company's provision for income taxes at June 30, 2006 and 2005 are as follows:

	Six months ended June 30,
	2006	2005

Computed tax at the PRC statutory rate of 33%	$161,750	$142,808
PRC tax holiday and tax reduction	-	(142,808)

	$161,750	$-

As of June 30, 2006, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

10.

STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)

Making up cumulative prior years' losses, if any;

(ii)

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the capital expenditure for providing employee facilities and other collective benefits to the Company's employees; and

(iv)

Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company established a statutory surplus reserve as well as a statutory common welfare fund for the annual contribution of 10% and 5%, respectively of net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $237,491 and common welfare fund of $118,744 as of June 30, 2006.

15

11.

DIRECTORS' AND OFFICERS' COMPENSATION

During the six months ended June 30, 2006 and 2005, certain directors and officers of the Company did not receive any compensation for the services they provided to the Company. The Company has estimated the fair values of the services rendered by the CEO based on the annual compensation received by a director of the Company's subsidiary, TZBD. As the amounts were insignificant, no adjustment has been made to the financial statements for the six months ended June 30, 2006 and 2005.

The Company currently does not have option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the six months ended June 30, 2006 and 2005, there were no warrants granted.

No warrants granted to consultants were exercised during the six months ended June 30, 2006.

12.

EARNINGS PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of June 30, 2006 and 2005 which had the effect of reducing the reported net earnings per share.

13.

COMMITMENTS AND CONTINGENCIES

a.

Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. On May 10, 2005, the Company renewed the existing leases, upon their expiry on May 31, 2005, for another two years from June 1, 2005 to May 31, 2007 based on the current terms. The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of June 30, 2006:

June 30, 2006

Remaining of Year 2006	$8,971
Year 2007	7,476

Minimum lease payments	$16,447

The total rental expense incurred for the six months ended June 30, 2006 and 2005 were $8,971 and $8,666, respectively.

b.

PRC income tax

The Company's subsidiary, TZBD, being registered in the PRC is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005, which may be refundable if TZBD's application for the tax holiday extension is approved. As the outcome of its application for the extension of tax holiday is uncertain, TZBD has recognized the full amount of such penalty as expense and provided tax on its income for the period from the expiry of its tax holiday through June 30, 2006 at the statutory rate of 33% in the financial statements for the year ended December 31, 2005 and the six months ended June 30, 2006. In the event that TZBD's application for tax holiday extension fails, it may be subject to further penalty for late filing of tax return. However, as reasonable estimation cannot be made, no further provision for tax penalty is made for the six months ended June 30, 2006.

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

14.

MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of June 30, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2006 and December 31, 2005, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2006 and the year ended December 31, 2005, all of the Company's sales arose in the PRC. In addition, all accounts receivable as of June 30, 2006 and December 31, 2005 also arose in the PRC.

The largest ten customers for the six months ended June 30, 2006 included both medical device resellers and hospitals, and accounted for approximately 25%, of the Company's total revenues for the six months ended June 30, 2006, of which the largest three customers accounted for 5.05%, 4.89% and 3.42%, respectively. The Company's medical device customers represent 28.5% of all sales, and direct sales to hospitals and doctors account for 71.4% of sales, for the six months ended June 30, 2006. The Company has entered into sales agreement with certain new medical resellers in 2006. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

17

15.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's primarily operations are conducted out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

The Company's operating assets and primary sources of income and cash flows are its interest in its subsidiary, TZBD, in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavourable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

The Company paid $15,847 income tax during the six months ended June 30, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company's future financial performance. The Company has attempted to identity forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, estimates”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

OVERVIEW

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. (the “Company”), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, the Company was considered a development stage company. The Company was a start-up Internet based fulfillment Company based in Vancouver, BC, Canada.

On June 8, 2004, the Company entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”), a company formed under the laws of the People's Republic of China (“PRC” or “China”), and the shareholders of TZBD. Under the terms of the agreement, the Company acquired 100 percent of TZBD's shares in exchange for 3,658,375 restricted shares of the Company's common stock which were issued to the shareholders of TZBD. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a four-for-one stock dividend of the Company's common stock. On June 29, 2004, the Company changed its name to the present name.

Chairman of the Board of Directors of TZBD, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer. Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms the “Company”, “Genex”, “we”, and “our” shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, on or after June 17, 2004.

About TZBD

TZBD is incorporated under the laws of the PRC and is headquartered in Tianjin, China. TZBD engages in the business of producing and distributing Reconstituted Bone Xenograft (“RBX”), which is considered to be a medical device. This bone grafting technology accelerates bone healing. Its medical devices are distributed to approximately 400 hospitals in 22 provinces throughout China. TZBD markets its technology to hospitals in China and targets to position itself as a comprehensive medical device provider of bone grafting products and services.

RESULTS OF OPERATIONS - Three months period ended June 30, 2006

Sales

The Company generated revenues of $536,457 for the three months period ended June 30, 2006, which was a $15,480 or 2.97% increase from $520,977 for the three months period ended June 30, 2005. The Company was able to maintain the business volume through its marketing efforts.

Gross profit

Gross profit increased by $8,006 from $471,811 for the three months period ended June 30, 2005 to $479,817 for the three months period ended June 30, 2006. Gross profit margin decreased to 89.44% for the three months period ended June 30, 2006, from 90.56% for the three months period ended June 30, 2005. The gross profit margin of products sales was slightly decreased by 1.12%.

Selling expenses

Selling expenses increased by $84,339 or 73.76% to $198,683 for the three months period ended June 30, 2006 from $114,344 for the three months period ended June 30, 2005. This was primarily due to  increases in advertising expenses of $62,322, trip expenses of $17,166, and meeting expenses of $17,209, offset against the decrease in board and lodging expenses of $9,216 for the three months period ended June 30, 2006.

General and administrative expenses

General and administrative expenses increased by $41,981 or 33.93% to $165,724 for the three months period ended June 30, 2006 from $123,743 for the three months period ended June 30, 2005. This is primarily due to the increase in consulting fee expenses of $22,495 and increase in allowance for doubtful debts of $15,749 for the three months period ended June 30, 2006.

Income from operations

As gross profit increased coupled with increase in selling expenses and increase in general and administrative expenses, the income from operations changed from $233,724 for the three months period ended June 30, 2005 to $115,410 for the three months period ended June 30, 2006.

Other income

Interest income for the three months period ended June 30, 2006 increased to $41,902 from $15,022 for the three months period ended June 30, 2005 due to the increase in interest income arising from cash advances to related parties during the three months period ended June 30, 2006 as compared to the three months period ended June 30, 2005.

Income tax expenses

Income tax expenses increased from $nil for the three months period ended June 30, 2005 to $154,823 for the three months period ended June 30, 2006. The Company's subsidiary, TZBD was entitled to a tax holiday during the three months period ended June 30, 2005. Provision for taxes at the rate of 33% was made on earnings of TZBD for the three months ended June 30, 2006. The amount of $154,823 also included the underprovided PRC income taxes of $95,401 for the first quarter period ended March 31, 2006.

Net income

The Company recorded a net income of $2,489 for the three months period ended June 30, 2006 as compared to a net income of $248,746 for the three months period ended June 30, 2005. This was primarily due to the significant increase in income tax coupled with increases in selling, general and administrative expneses.

RESULTS OF OPERATIONS - Six months period ended June 30, 2006

Sales

The Company generated revenues of $1,138,834 for the six months ended June 30, 2006, which was a $189,900 or 20% increase from $948,934 for the six months ended June 30, 2005. The significant increases in revenues was mainly due to increased marketing efforts contributed by the sales team of the Company during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Gross profit

Gross profit increased by $180,336 from $849,177 for the six months ended June 30, 2005 to $1,029,513 for the six months ended June 30, 2006. Gross profit margin increased to 90.40% for the six months ended June 30, 2006, from 89.49% for the six months ended June 30, 2005. The gross profit margin was improved by 0.91%, which was primarily due to commercialization of our main product, RBX and increased sales of products.

Selling expenses

Selling expenses increased by $99,502 or 44.38% to $323,691 for the six months ended June 30, 2006 from $224,189 for the six months ended June 30, 2005. This was primarily due to increase in advertising expenses of $65,849, increase in trip expenses of $39,363 and increase in meeting expenses of $7,987, offset against the decrease in board and lodging expenses of $17,048 for the six months ended June 30, 2006.

General and administrative expenses

General and administrative expenses increased by $70,474 or 26.49% to $336,561 for the six months ended June 30, 2006 from $266,087 for the six months ended June 30, 2005. This was primarily due to the increase in consulting fee of $56,611 and the increase in allowance for doubtful debts of $15,749 for the six months ended June 30, 2006.

Income from operations

As gross profit increased, the income from operations changed from $358,901 for the six months ended June 30, 2005 to $369,261 for the six months ended June 30, 2006.

Other income

Interest income for the six months ended June 30, 2006 increased to $78,136 from $29,580 for the six months ended June 30, 2005 due to the increase in interest-bearing cash advances to related parties during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

There was no other income for the six months ended June 30, 2006 as compared to other income of $3,745 for the six months ended June 30, 2005.

Income tax expenses

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. Genex is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%.  TZBD, located in the city of Tianjin, PRC, is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. However, based on the local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the six months ended June 30, 2006 was $161,750 whereas there was no provision for taxes for the six months ended June 30, 2005.

Net income

The Company recorded a net income of $285,647 for the six months ended June 30, 2006 as compared to a net income of $392,226 for the six months ended June 30, 2005. The decrease was primarily due to the increase in income tax expenses offset against the increase in gross profit and interest income.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the six months ended June 30, 2006, net cash provided by our operating activities was $355,578, an decrease of $126,376 as compared to net cash provided by operating activities of $481,954 for the six months ended June 30, 2005.

We used $1,886 for investing activities for the six months period ended June 30, 2006 whereas there was no cash used for investing activities for the six months period ended June 30, 2005.

We used cash of $513,341 for financing activities for the six months period ended June 30, 2006 whereas we used $649,828 for financing activities for the corresponding period last year. The increase in cash for financing activities was mainly due to an increase in short-term interest-bearing loans to related parties, which were made from the Company's idle cash in order to earn more interest. The Company considers that the 6% interest rate paid by the related parties was not less than what the Company could have earned on investment with a comparable risk made with unaffiliated third parties and that it was the best use of its idle cash during the period. Despite the increase in short-term interest-bearing loans to related parties during the period, the Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operation is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

As of June 30, 2006, we had cash on hand of $138,939. We had a net decrease in cash and cash equivalent of $157,255 in the current period as compared to a net decrease of $167,874 in the corresponding period last year.

We had no significant capital expenditure commitment outstanding as of June 30, 2006.

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

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of June 30, 2006 amounted to $112,511.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which then becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. At June 30, 2006, the announced closing price of RMB to US$1.00 was 7.9956.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first fiscal year beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This statement amends Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2006. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of SFAS No. 155 on its financial statements, if any.

The management of the Company does not expect these recent pronouncements to have a material on the Company's financial position or results of operation.

ITEM 3 - CONTROLS AND PROCEDURES

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

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company corrected certain deficiencies that existed at such time. Upon subsequent further review, the Company's principal executive and financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2)

Changes in Internal Control

There were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, those controls during the Company's first and second fiscal quarters or subsequent to the date of the Company's most recent evaluation.

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

ITEM 1 A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1 A: Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing the Company.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, we did not issue any shares of common stock.

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

(b)

Reports on Form 8-K.

On February 9, 2006, the Company filed a Form 8-K/A to correct certain omissions and misstatements that were contained in its November 16, 2005 Form 8-K regarding the change in the Company's certifying accountant from Kabani & Company, Inc to GC Alliance Limited, Certified Public Accountants. On February 14, 2006, the Company filed another Form 8-K/A which included the letter from Kabani & Company that had not been included as an exhibit to its November 16, 2005 Form 8-K.  On March 29, 2006, a Form 8-K was filed to disclose the change in the Company's certifying accountant from GC Alliance Limited, Certified Public Accountants, to Schwartz Levitsky Feldman LLP, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEX PHARMACEUTICAL, INC.

Dated: September 12, 2006	By /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chief Executive Officer

Dated: September 12, 2006	By /s/ Shuli Zhang
Name: Shuli Zhang
Title: Chief Financial Officer

