Form 10KSB/A
period 2004-12-31
Genex Pharmaceutical, Inc.
filed 2006-09-19
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No.1)

__________________________________

   (Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
for the fiscal year ended December 31, 2004

[  ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ____________ to _____________

__________________________________

Commission file number: 333-102118

GENEX PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0383571
(State or Other Jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

1801 Guangyin Building, Youyibeilu, Hexi District,
Tianjin City, China	300074
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(86) 22-23370440

KS E-MEDIA HOLDINGS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

$0.0001 Par Value Common Stock
(Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes             No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer                  Accelerated filer              Non-accelerated filer

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes    No

The issuer’s revenue for the six month period ended June 30, 2006 was $1,138,834.

As of September 8, 2006, the registrant had 3,212,232 shares of Common Stock held by non-affiliates, and the aggregate market value of the common shares held by non-affiliates was approximately $449,712. This calculation is based upon the closing sale price of $0.14 per share on September 8, 2006.

As of September 8, 2006, there were 17,845,732 shares of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes      No

1

EXPLANATORY NOTE

Genex Pharmaceutical, Inc. (“Genex”) hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “Original Form 10-KSB”) (filed on May 13, 2005) as set forth in this Annual Report on Form 10-KSB/A (Amendment No. 1) (“this Form 10-KSB/A”).

This Form 10-KSB/A is being filed to include a paragraph in Note 1b): Ownership of a PRC Subsidiary which states that the Company has not received regulatory approval from the relevant authorization for the acquisition of its wholly subsidiary Tiajin Zhongjin Biology Development Co. Ltd.  (“TZBD”).  The Company has, however, entered into a trusteeship agreement with the legal owners of TZBD and a management agreement with TZBD whereby the shares of TZBD are being held for the benefits of the Company.

We have obtained a revised Report of Independent Registered Public Accounting Firm to clarify periods covered by its opinion. The above amendments have been updated in the Form 10-KSB for the year ended December 31, 2005 and the Forms 10-QSB for the 3-month periods ended March 31, 2006 and June 30, 2006, respectively. No other changes are being made to the Original Form 10-KSB by means of this Form 10-KSB/A.

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheet as of December 31, 2004	F-2

Consolidated Statements of Operations for the Years
Ended December 31, 2004 and 2003	F-3

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2004 and 2003	F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2004 and 2003	F-5

Notes to Consolidated Financial Statements	F-6 to F-18

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

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genex Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheet of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

NOTE 1a)  DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

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

NOTE 1b)  OWNERSHIP OF A PRC SUBSIDIARY

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

NOTE 1c)  CHANGE IN REGISTRATION LOCATION:

The Company changed its registration location from Tianjin economic and technological development district to Tianjin Xiqing economic development district. The change in registration took place on March 5, 2004.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements at and for the year ended December 31, 2004 include the accounts of TZBD and its parent company, KSE (legal acquirer) from the date of acquisition. The historical results for the year ended December 31, 2003 include the accounts of TZBD only. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NOTE  14. STATUTORY COMMON WELFARE FUND

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

NOTE 15. STATUTORY RESERVE

In accordance with the Chinese Company Law (note 10), the company has allocated 10% of its annual net income, amounting $101,326 and $45,096 , as statutory reserve on December 31, 2004 and 2003, respectively.

NOTE 16. GMP CERTIFICATION

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

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Genex Pharmaceutical, Inc.

Dated: September 19, 2006
	By:	/s/ Fuzhi Song

Fuzhi Song,
Chief Executive Officer, President and Director

Dated: September 19, 2006
	By:	/s/ Shuli Zhang
Shuli Zhang
Chief Financial Officer