Form 10QSB
period 2006-09-30
Genex Pharmaceutical, Inc.
filed 2006-11-14
CIK 1197380

FORM 10-QSB

_________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file Number	333-102118

GENEX PHARMACEUTICAL, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	98-0383571
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1801 Guangyin Building, Youyibeilu, Hexi District, Tianjin City, China	300074
(Address of Principal Executive Offices)	(Zip Code)

         86 22 23370440
(Issuer's Telephone Number, Including Area Code)

__________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.     Yes ☒     No □

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes □     No ☒

As of October 31, 2006, there were 17,845,732 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes □   No ☒

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1 ITEM  – FINANCIAL STATEMENTS

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts expressed in US dollars, except number of shares)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$440,122	$296,194
Accounts receivable, net of allowance of $81,303 and $47,459 as of September 30, 2006 and December 31, 2005, respectively	598,425	569,500
Other receivable	136,792	251,916
Inventories	434,381	455,050
Due from shareholder	-	931
Due from related parties	3,648,113	2,671,196

Total current assets	5,257,883	4,244,787

Property, plant and equipment, net	141,520	176,723

Total assets	$5,399,353	$4,421,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,813	$1,691
Accrued payroll and welfare expenses	192,683	172,264
Accrued operating expenses	225,005	357,310
Income tax payable	567,513	333,295
Due to director	191,250	-
Advances from customers	310,545	203,685

Total current liabilities	1,489,809	1,068,245

Deferred subsidy income	44,255	37,174

Total liabilities	1,534,064	1,105,419

Commitments And Contingencies (Note 13)

Shareholders' Equity
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.0001 par value; 30,000,000 shares authorized, 17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve	383,883	313,389
Accumulative other comprehensive income	157,329	78,101
Retained earnings	2,175,347	1,775,871

	3,865,289	3,316,091

Total liabilities and stockholders' equity	$5,399,353	$4,421,510

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts expressed in US dollars, except number of shares)

(Unaudited)

	For the three months periods ended September 30,		For the nine months periods ended September 30,
	2006	2005	2006	2005

Sales	$620,357	$715,643	$1,759,191	$1,664,577
Cost of goods sold	(73,946)	(65,443)	(183,267)	(165,199)

Gross profit	546,411	650,200	1,575,924	1,499,378

Operating expenses
Selling expenses	(135,792)	(119,559)	(459,483)	(343,748)
General and administrative expenses	(95,226)	(200,381)	(431,787)	(466,468)
Research and development costs	(63,437)	-	(63,437)	-

Income from operations	251,956	330,260	621,217	689,162

Other income
Interest income, net	45,800	21,210	123,936	50,790
Other income	9	1	9	3,746

Total other income	45,809	21,211	123,945	54,536

Income before income tax	297,765	351,471	745,162	743,698

Income tax	(113,441)	-	(275,191)	-

Net income	$184,324	$351,471	$469,971	$743,698

Weighted average shares outstanding
- basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732

Basic and diluted net income per share	$0.01	$0.02	$0.03	$0.04

See notes to condensed unaudited consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

 (Amounts expressed in US dollars)

(Unaudited)

	September 30, 2006	September 30, 2005

Cash flow from operating activities
Net income	$469,971	$743,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41,839	52,935
Allowance for doubtful debts	32,468	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts and other receivable	69,229	(276,806)
Decrease in amount due from shareholder	938	-
Decrease (increase) in inventories	29,590	(13,279)
(Decrease) increase in accounts payable and accrued liabilities	(116,928)	91,345
Increase in income tax payable	224,596	-
Increase in advances from customers	101,428	237,528
Increase in amount due to director	191,250	-

Net cash provided by operating activities	1,044,381	835,421

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,509)	-
Acquisition of technical know-how	-	(86,312)

Net cash used in investing activities	(3,509)	(86,312)

Cash flows from financing activities
Due from related parties	(913,181)	(962,214)
Due to related parties	-	14,262
Proceeds from subsidy received	6,244	-

Net cash used in financing activities	(906,937)	(947,952)

Effect of exchange rate changes on cash	9,993	62,190

Net increase (decrease) in cash and cash equivalents	143,928	(136,653)

Cash and cash equivalents, at beginning of period	296,194	325,995

Cash and cash equivalents, at end of period	$440,122	$189,342

See notes to condensed unaudited consolidated financial statements.

1. Basis of Presentation and Description of Business

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and unaudited results of operations of Genex Pharmaceutical, Inc. (the “Company”). All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Description of Business

Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”) was founded in the People's Republic of China (“PRC” or “China”) on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (“RBX”) in the PRC. Its customers consist of hospitals and medical device resellers in the PRC. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004 (the “Closing Date”), TZBD consummated a share purchase agreement (the “Share Purchase Agreement”) with KSE-Media Holdings, Inc. (“KSE”), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KSE effectuated a four-for-one forward split of the KSE common shares by way of a stock dividend. On June 17, 2004, KSE was renamed Genex Pharmaceutical, Inc.

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

As a condition to the Share Purchase Agreement, KSE sold its business operations, as they existed immediately before the closing of the Share Purchase Agreement, to Mr. Mayur Pandya, the then president and CEO of KSE, in exchange for the redemption of 2,212,500 shares of KSE's common stock. Consequently, KSE became a non-operating shell.

According to the terms of the Share Purchase Agreement, control of the Company passed to the former shareholders of TZBD. Pursuant to the SEC's accounting interpretation and guidance, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance rather than a business combination. Accordingly, for accounting purposes, the acquisition of TZBD by KSE was treated as a “reverse acquisition” while the cost of the acquisition was measured based on the value of KSE's net tangible assets and no goodwill or other intangible assets were recorded. No pro forma financial statements are being presented as the legal acquirer had no significant assets or operations prior to the acquisition.

According to the prevailing relevant PRC laws and regulations, a foreign ownership in TZBD is prohibited unless government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained. The Company has entered into agreements with the original stockholders of TZBD in respect of the transfer of legal title of the equity interest in TZBD to the Company. However, the Company has not submitted an application for the change of the equity interest of TZBD since the agreements were entered.

Management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD. However, in the event that the Company fails to obtain necessary approvals from those offices, there is the risk that the Company may not have equity interest of TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD including repatriation of capital and distribution of profits.

Nevertheless, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the “Consigners”), the legal shareholders of TZBD. The trusteeship agreement took effect on June 17, 2004 and stipulates that the Consigners are holding all the equity shares in TZBD in trust for the Company and that the Company has the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares in TZBD.

On the same date, the Company entered into a contract for management service with TZBD. The contract for management service took effect from June 17, 2004 and stipulates that the Company shall provide management, administrative, and related services to TZBD, and in return, TZBD shall pay to the Company a base annual fee of RMB1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

The Company changed its registration location from Tianjin Economic and Technological Development District to Tianjin Xiqing Economic Development District. The change in registration took place on March 5, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents.

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less..

Inventories.

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and an allowance is made to write down the inventories to the market value, if market is lower than cost.

Accounts Receivable and Allowance for Doubtful Accounts.

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

As of September 30, 2006 and December 31, 2005, the general allowance for doubtful and long overdue accounts amounted to $81,303 and $47,459, respectively.

Advances from Customers.

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $310,545 as of September 30, 2006.

Property, Plant and Equipment.

Property, plant and equipment are stated at cost less depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred, and additions, renewals and betterments are capitalized. When property, plant and equipment are retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 3 to 7 years.

Impairment of Long-Lived Assets.

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006, there were no significant impairments of its long-lived assets.

Comprehensive Income.

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had accumulated other comprehensive income of $157,329 and $78,101 as of September 30, 2006 and December 31, 2005, respectively. The other comprehensive income arose from the changes in foreign currency exchange rates. Consequently for the nine months ended September 30, 2006 and the year ended December 31, 2005, the comprehensive income was $549,199 and $703,115, respectively.

Revenue Recognition.

The Company's revenue recognition policies are designed to comply with Staff Accounting Bulletin (“SAB”) 104. Generally, revenue is recognized when all of four criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

(a)        Sale of products to hospitals.  The Company's major customers are hospitals. Revenue from the sale of products to hospitals is recognized when the products have been delivered to the hospitals and products have been applied by the hospitals to the patients during the course of medical treatment. As such, there is no sales return after the revenue is recognized.

(b)        Sale of products to / through medical device resellers and distributors.  Other than direct sales to ultimate customers by the Company's own sales personnel, the Company also sells its products through medical device resellers and distributors. Revenue from the sale of products through medical resellers is recognized when the products have been delivered to medical service resellers and distributors and confirmation has been received from the resellers or distributors of their acceptance of the goods. The Company has entered into master agency agreements with the resellers and distributors with fixed the sales prices.

The products delivered to and accepted by customers, resellers or distributors are not returnable or exchangeable.

Sales are presented net of value added tax (“VAT”). No return allowance is made as product returns are insignificant based on historical experience.

Advertising Cost.

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2006 amounted to $79,584 and were insignificant for the nine months ended September 30, 2005.

Research and Development Costs.

Research and development costs are expensed to operations as incurred.

Income Taxes.

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

Stock Based Compensation.

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

The Company continues to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock options issued to employees (see Note 11) and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123. The Company did not grant any stock options to its officers and management during the nine months ended September 30, 2006 and 2005.

Earnings Per Share.

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

Statutory reserves.

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonus and/or cash dividends. The statutory common welfare fund is non-distributable and is restricted for the capital expenditure for the collective benefits of the Company's employees.  During the nine months ended September 30, 2006 and 2005, no dividend had been declared by TZBD.

Foreign currency translation.

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain, or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of September 30, 2006 amounted to $157,329.

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

TZBD's assets and liabilities as of September 30, 2006 and its statement of operation for the nine months then ended were translated at the rates of RMB7.9087:US$1.00 and RMB8.0079:US$1.00, respectively, whereas its assets and liabilities as of September 30, 2005 and its statement of operation for the nine months then ended were translated at the single rate of RMB8.1101:US$1.00 and RMB8.24118:US$1.00, respectively. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

Fair values of financial instruments.

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

Use of Estimates.

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

Statement of Cash Flows.

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting.

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

Recent Accounting Pronouncements.

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

3. INVENTORIES

September 30, 2006

Raw materials and packing materials	$12,148
Work-in-progress	272,705
Finished goods	149,528

$434,381

4. DUE FROM / (TO) RELATED PARTIES

Name	Relationship with the Company	Nature	Annual Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co., Ltd.	Advances to suppliers (1)	6%	$ -
		Short-term interest-bearing loan (2)	6%	1,315,374
		Other prepayment	Nil	10,027
		Accrued loan interest	Nil	98,394
Tianjin Golden World Group Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6%	929,356
		Accrued loan interest	Nil	55,210
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6%	459,873
		Accrued loan interest	Nil	39,894
Tianjin Nanfang Medicine Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6%	551,292
		Accrued loan interest	Nil	21,375
Tianjin Jinshi Pharmaceutical Co Ltd	Common shareholder	Short-term interest-bearing loan (2)	6%	177,020
		Accrued rental expenses (3)	Nil	(16,159)
		Accrued loan interest	Nil	6,457
Total		$ 3,648,113

(1)

Purchase deposits or advances to suppliers were paid to its related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2)

During the nine months ended September 30, 2006, the Company advanced some of its idle cash to the above related companies to earn interest.

(3)

Accrued rental expenses were paid and payable to the related company for factory premise.

There was no collateral for all the balances with the related companies. Accordingly, the Company considers that these amounts should not be reflected as a reduction of equity.

The Company advanced cash to parties related through common shareholders during the nine months ended September 30, 2006. Out of a total of $3,648,113, $215,198 is interest-free, unsecured and due on repayment on December 31, 2006. The remaining $3,432,915 bears an interest rate at 6% per annum and is also unsecured. Total interest income on the loans for the nine months ended September 30, 2006 amounted to $123,802.

The Company recorded rental expenses payable to related parties, related through common shareholders, amounting to $16,159 for the nine months ended September 30, 2006.

5. PROPERTY AND EQUIPMENT

September 30, 2006

Machinery and equipment	$305,048
Computer equipment	20,352

325,400

Less: Accumulated depreciation	(183,880)

$141,520

Depreciation expense was $42,364 and $47,677 for the nine months ended September 30, 2006 and 2005, respectively.

6. DEFERRED SUBSIDY INCOME

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

7. TAX PENALTY

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

8. INCOME TAXES

The components of income (loss) before taxes are as follows:

	Nine months ended September 30,
	2006	2005

US – Genex	$(88,750)	$(60,524)
PRC – TZBD	833,912	804,222

	$745,162	$743,698

US

The Company and TZBD are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%. For the nine months ended September 30, 2006 and 2005, the estimated tax losses available to the Company for carry-forward were $309,274 and $130,524, respectively. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future. No other significant deferred tax assets or liabilities existed at September 30, 2006 and December 31, 2005. Consequently, for the nine months ended September 30, 2006 and 2005, there are no income tax (benefit) expenses.

The management of the Company has no intention to distribute dividends from TZBD to it, which is the primary way that the US parent would be able to recognize income.

The Company has not yet filed its US tax returns for the years 2005 and 2004. The financial penalties for failing to file or filing late are not material because the Company does not owe federal income taxes and would likely owe minimal state franchise taxes, but the Company could be subject to criminal penalties for failing to file its federal tax returns. The Company intends to file income tax returns for 2004 and 2005 by the end of 2006.

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

The provision for taxes on earnings consisted of:

	Nine months ended September 30,
	2006	2005

Current PRC income tax expenses:
Enterprise Income Tax	$275,191	$-

The reconciliation between PRC income taxes at the statutory rate and the Company's provision for income taxes at September 30, 2006 and 2005 are as follows:

	Nine months ended September 30,
	2006	2005

Computed tax at the PRC statutory rate of 33%	$275,191	$265,393
PRC tax holiday and tax reduction	-	(35,932)
PRC income tax provided in the 4th quarter	-	(229,461)

	$275,191	$-

As of September 30, 2006, the Company had no deferred tax assets or liabilities and was not liable for any taxes, except for minimal state franchise taxes in the United States or any other foreign jurisdictions outside the PRC.

9. STATUTORY RESERVES

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

The Company established a statutory surplus reserve as well as a statutory common welfare fund for the annual contribution of 10% and 5%, respectively of net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $255,922 and common welfare fund of $127,961 as of September 30, 2006.

10. DIRECTORS' AND OFFICERS' COMPENSATION

During the nine months ended September 30, 2006 and 2005, certain directors and officers of the Company did not receive any compensation for the services they provided to the Company. The Company has estimated the fair values of the services rendered by the CEO based on the annual compensation received by a director of the Company's subsidiary, TZBD. As the amounts were insignificant, no adjustment has been made to the financial statements for the nine months ended September 30, 2006 and 2005.

The Company currently does not have option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the nine months ended September 30, 2006 and 2005, there were no warrants granted.

No warrants granted to consultants were exercised during the nine months ended September 30, 2006.

11. EARNINGS PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of September 30, 2006 and 2005 which had the effect of reducing the reported net earnings per share.

12. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. On May 10, 2005, the Company renewed the existing leases, upon their expiry on May 31, 2005, for another two years from June 1, 2005 to May 31, 2007 based on the current terms. The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of September 30, 2006:

September 30, 2006

Remaining of Year 2006	$4,535
Year 2007	7,558

Minimum lease payments	$12,093

The total rental expense incurred for the nine months ended September 30, 2006 and 2005 were $15,801 and $13,266, respectively.

PRC income tax

The Company's subsidiary, TZBD, being registered in the PRC is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005, which may be refundable if TZBD's application for the tax holiday extension is approved. As the outcome of its application for the extension of tax holiday is uncertain, TZBD has recognized the full amount of such penalty as expense and provided tax on its income for the period from the expiry of its tax holiday through September 30, 2006 at the statutory rate of 33% in the financial statements for the year ended December 31, 2005 and the nine months ended September 30, 2006. In the event that TZBD's application for tax holiday extension fails, it may be subject to further penalty for late filing of tax return. However, as reasonable estimation cannot be made, no further provision for tax penalty is made for the nine months ended September 30, 2006.

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

13. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2006 and December 31, 2005, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the nine months ended September 30, 2006 and the year ended December 31, 2005, all of the Company's sales arose in the PRC. In addition, all accounts receivable as of September 30, 2006 and December 31, 2005 also arose in the PRC.

The largest ten customers for the nine months ended September 30, 2006 included both medical device resellers and hospitals, and accounted for approximately 16%, of the Company's total revenues for the nine months ended September 30, 2006, of which the largest three customers accounted for 4.26%, 1.72% and 1.72%, respectively. The Company's medical device customers represented 30.8% of all sales and direct sales to hospitals and doctors accounted for 69.2% of sales, for the nine months ended September 30, 2006. The Company has entered into sales agreements with certain new medical resellers in 2006. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $50,596 income tax during the nine months ended September 30, 2006

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statement

The following is a discussion of the Company's financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” “believe,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

1. Overview

Genex Pharmaceutical, Inc., (the “Company”) formerly known as KSE-Media Holdings, Inc. (“KSE”), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, the Company was considered a development stage company. The Company was a start-up internet based fulfillment company based in Vancouver, BC, Canada.

On June 8, 2004, KSE entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”), a company formed under the laws of the People's Republic of China (“PRC” or “China”), and the shareholders of TZBD. Under the terms of the agreement, KSE acquired 100 percent of TZBD's shares in exchange for 3,658,375 restricted shares of KSE's common stock, which were issued to the shareholders of TZBD. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, KSE effectuated a four-for-one forward split of its common stock. On June 29, 2004, KSE changed its name to Genex Pharmaceuticals, Inc.

Chairman of the Board of Directors of TZBD, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer. Ms. Sufen Ai has been appointed as the Company's Secretary. Mr. Mayur Pandya resigned as an officer and director of the Company effective June 18, 2004.

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms the “Company”, “Genex”, “we”, and “our” shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation on, or after June 17, 2004.

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

2. RESULTS OF OPERATIONS – Three months period ended September 30, 2006

Sales

The Company generated revenues of $620,357 for the three months period ended September 30, 2006, which was a $95,286 or a 13.3% decrease from $715,643 for the three months period ended September 30, 2005. This decrease was due to the decision by the PRC government to regulate the purchase costs of medical products. As a result, all public hospitals must now implement a biding system for medical supplies. The new requirements extend the time for completion of a sale transaction, and hence affect the Company's sales amount. However, the Company was able to maintain the business volume through its marketing efforts.

Gross Profit

Gross profit decreased by $103,789 from $650,200 for the three months period ended September 30, 2005 to $546,411 for the three months period ended September 30, 2006. Gross profit margin decreased to 88.08% for the three months period ended September 30, 2006, from 90.86% for the three months period ended September 30, 2005. The gross profit margin of product sales slightly decreased by 2.78%. The decrease in gross profit was mainly due to a decrease in sales amounts.

Selling Expenses

Selling expenses increased by $16,233 or 13.58% to $135,792 for the three months period ended September 30, 2006 from $119,559 for the three months period ended September 30, 2005. This was primarily due to an increase in traveling and boarding expenses of $11,162 and bidding expenses of $3,208 offset against a decrease in salary expenses of $4,727 for the three months period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses decreased by $105,155 or 52.48% to $95,226 for the three months period ended September 30, 2006 from $200,381 for the three months period ended September 30, 2005. This was primarily due to the recovery of entertainment expenses of $74,934 in this quarter and decrease of such expenses of $87,857 compared to the previous year's quarter. The decrease was due to the Company improved control over these expenses in the year 2006. There was also an increase in audit and professional fees of $28,750, an increase in office expenses of $12,366, and an increase in consultancy fee expenses of $28,825 for the three months period ended September 30, 2006.

Research and Development Costs

Research and development costs increased to $63,437 for the three months period ended September 30, 2006 as compared to $462 in previous year's quarter. This was due to an increase in expenses in research and development for new products.

Income from Operations

Income from operations decreased from $330,260 for the three months period ended September 30, 2005 to $251,956 for the three months period ended September 30, 2006.  This decrease was primarlily due to a decrease in sales and general and administrative expense.

Other Income

Interest income for the three months period ended September 30, 2006 increased to $45,800 from $21,210 for the three months period ended September 30, 2005.  This increase was primarilily due to an increase in cash advances to related parties during the three months period ended September 30, 2006.

Income Tax Expenses

Income tax expenses increased from $nil for the three months period ended September 30, 2005 to $113,441 for the three months period ended September 30, 2006. The Company's subsidiary, TZBD was entitled to a tax holiday from June 2003 to May 2005. Provision for taxes at the rate of 33% was made on earnings of TZBD for the three months ended September 30, 2006. The provision for income tax of TZBD for the three months period ended September 30, 2005 has been accounted in the 4th quarter of 2005.

Net Income

The Company recorded a net income of $184,324 for the three months period ended September 30, 2006 as compared to a net income of $351,471 for the three months period ended September 30, 2005. This was primarily due to the decrease in gross profit coupled with increases in selling, research, and development expenses.

3. RESULTS OF OPERATIONS – Nine months period ended September 30, 2006

Sales

The Company generated revenues of $1,759,191 for the nine months ended September 30, 2006, which was a $94,614 or 5.68% increase from $1,664,577 for the nine months ended September 30, 2005. The increase in revenues was mainly due to the Company's increased marketing efforts.

Gross Profit

Gross profit increased by $76,546 from $1,499,378 for the nine months ended September 30, 2005 to $1,575,924 for the nine months ended September 30, 2006. Gross profit margin slightly decreased to 89.6% for the nine months ended September 30, 2006. There was no significant change in gross profit margin. The maintenance of the gross profit margin was primarily due to continued commercialization of our main product, RBX, and increased sales of products.

Selling Expenses

Selling expenses increased by $115,735 or 33.67% to $459,483 for the nine months ended September 30, 2006 from $343,748 for the nine months ended September 30, 2005. This was primarily due to an increase in advertising expenses of $66,773, an increase in traveling and boarding expenses of $28,878 and an increase in meeting expenses of $8,074 for the nine months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses decreased by $34,681 or 7.43% to $431,787 for the nine months ended September 30, 2006 from $466,468 for the nine months ended September 30, 2005. This was primarily due to a decrease in entertainment expenses of $163,916 as the Company improved control over these expenses in the year 2006, offset against an increase in audit and professional expenses of $28,750, an increase in office expenses of $15,118 and an increase in consultancy fee expenses of $85,407 for the nine months ended September 30, 2006.

Research and Development Costs

Research and development costs increased to $63,437 for the nine months period ended September 30, 2006 as compared to $462 for the nine months period ended September 30, 2005. This was due to an increase in expenses incurred to research and develop for new products.

Income from Operations

As selling expenses increased, the income from operations changed from $689,162 for the nine months ended September 30, 2005 to $621,217 for the nine months ended September 30, 2006.

Other Income

Interest income for the nine months ended September 30, 2006 increased to $123,936 from $50,790 for the nine months ended September 30, 2005 due to an increase in interest-bearing cash advances to related parties during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

There was other income of $9 for the nine months ended September 30, 2006 as compared to other income of $3,746 for the nine months ended September 30, 2005.

Income Tax Expenses

The Compnay and TZBD are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%. TZBD, located in the city of Tianjin, PRC, is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. However, based on the local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to its high technology content of businesses. The provision for taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the nine months ended September 30, 2006 was $275,191 whereas the provision for taxes for the nine months ended September 30, 2005 has been accounted for in the 4th quarter of 2005.

Net Income

The Company recorded a net income of $469,971 for the nine months ended September 30, 2006 as compared to a net income of $743,698 for the nine months ended September 30, 2005. The decrease was primarily due to the increase in income tax expenses offset against the increase in gross profit and interest income.

4. FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

For the nine months ended September 30, 2006, net cash provided by our operating activities was $1,044,381, an increase of $208,960 as compared to net cash provided by operating activities of $835,421 for the nine months ended September 30, 2005.

We used $3,509 for investing activities for the nine months period ended September 30, 2006 as compared to $86,312 for investing activities for the nine months period ended September 30, 2005.

We used cash of $906,937 for financing activities for the nine months period ended September 30, 2006 whereas we used $947,952 for financing activities for the corresponding period last year. The cash used in financing activities was mainly due to an increase in short-term interest-bearing loans to related parties, which were made from the Company's idle cash in order to earn more interest. The Company considers that the 6% interest rate paid by the related parties was not less than what the Company could have earned on investment with a comparable risk made with unaffiliated third parties and that it was the best use of its idle cash during the period. Despite the increase in short-term interest-bearing loans to related parties during the period, the Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operation is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

As of September 30, 2006, we had cash on hand of $440,122. We had a net increase in cash and cash equivalent of $143,928 in the current period as compared to a net decrease of $136,653 in the corresponding period last year.

We had no significant capital expenditure commitment outstanding as of September 30, 2006.

5. EXCHANGE RATE

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

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of September 30, 2006 amounted to $157,329.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which then becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. As of September 30, 2006, the announced closing price of RMB to US$1.00 was 7.9087.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3 – CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2. Changes in Internal Control

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

During the nine months ended September 30, 2006, we did not issue any shares of common stock.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GENEX PHARMACEUTICAL, INC.

Dated: November 14, 2006	By /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chief Executive Officer

Dated: November 14, 2006	By /s/ Shuli Zhang
Name: Shuli Zhang
Title: Chief Financial Officer