Form 10QSB/A
period 2006-03-31
Genex Pharmaceutical, Inc.
filed 2007-05-04
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Yes ☒         No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE COMPANY

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 14, 2006, there were 17,845,732 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐        No ☒

EXPLANATORY NOTE

The Company is filing this Form 10-QSB/A solely to provide corrected exhibits 31.1 and 31.2.

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

GENEX PHARMACEUTICAL, INC.

Dated: May 4, 2007	By	/s/ Fuzhi Song
	Name:	Fuzhi Song
	Title:	Chief Executive Officer

Dated: May 4, 2007	By	/s/ Shuli Zhang
	Name:	Shuli Zhang
	Title:	Chief Financial Officer