Form 10KSB
period 2006-12-31
Genex Pharmaceutical, Inc.
filed 2007-07-24
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

--------------------------------------------------------------------------------

 [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

[    ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission file number: 333-102118

    GENEX PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0383571
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or Organization)

1801 Guangyin Building, Youyibeilu, Hexi District,
Tianjin City, China	300074
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number +86 22 23370440

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
$0.0001 Par Value Common Stock
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐         No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☑

The issuer’s revenues for the fiscal year ended December 31, 2006 were $2,438,229.

As of June 30 2007, the registrant had 3,212,232 shares of common stock outstanding held by non-affiliates, and the aggregate market value of the common stock held by non-affiliates was approximately $803,058. This calculation is based upon the closing sale price of $0.25 per share on June 25, 2007.

As of June 30, 2007, there were 17,845,732 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐         No ☑

PART I

Certain statements in this Form 10-KSB constitute “forward-looking statements.” These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will,” “estimate,” “continue” and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission (the “SEC”). Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under “Risk Factors.”

Item 1.        Business

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. (“Genex”), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, Genex was considered a development stage company. Genex was a start-up Internet based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. (“Zhongjin”), a company formed under the laws of the People’s Republic of China (the “PRC” or “China”), and the shareholders of Zhongjin (the “Share Purchase Agreement”). Under the terms of the agreement, Genex acquired 100% of Zhongjin’s shares in exchange for 3,658,375 restricted shares of Genex’s common stock which were issued to the Zhongjin stockholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated and Zhongjin became a wholly-owned subsidiary of Genex (Genex and Zhongjin are collectively referred to as the “Company”). On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock, and on June 29, 2004, changed its name to the present name.

Although the Share Purchase Agreement was consummated, under current PRC laws and regulations, foreign ownership of Zhongjin is prohibited unless the Company obtains government approvals from the Tianjin offices of the State Administration of Foreign Exchange (“SAFE”), the Ministry of Commerce, and the State Administration for Industry and Commerce.  Failure to obtain government approval may result in the Company’s inability to enjoy the benefits of legal ownership, including repatriation of capital and distribution of profits.

The Company has yet to submit applications to receive government approval of the transfer of Zhongjin’s equity interest; however, to protect its interest in Zhongjin, the Company entered into a trusteeship agreement and a contract for management services on May 19, 2006.  Both the trusteeship agreement and the contract for management services became effective as of June 17, 2004.  Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held in trust for the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if the Company was the legal, registered owner of such shares.  The contract for management service entered into by the Company and Zhongjin requires the Company to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of Renminbi (“RMB”) 1,000 and a floating fee equal to Zhongjin’s gross revenues less its gross expenses for each payment period.

Zhongjin’s Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer of the Company, and Ms. Sufen Ai has been appointed the Secretary.

Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term “Genex” shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the consummation of the Share Purchase Agreement. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the terms “Zhongjin,” “we” and “our” shall refer to the operations of the Company on or after June 17, 2004.

About Zhongjin

Zhongjin is incorporated under the laws of the PRC and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing Reconstituted Bone Xenograft (“RBX”), which is considered a medical device that accelerates bone healing. Zhongjin solely markets its medical devices to hospitals in China and aims to position itself as a comprehensive provider of bone grafting products and services.  Presently, Zhongjin distributes its medical devices to more than 450 hospitals in 24 provinces throughout China.

Industry Overview

Historically, the primary technologies for bone grafting are autografting and allografting. The autograft procedure is one in which a complex or compound bone fracture is fused using bone tissue harvested from the patient’s own body, usually the hip bone. The allograft procedure, although similar to the autograft procedure, uses bone tissue from a donor’s cadaver bone. Compared to the traditional autograft and allograft procedures, the xenograft procedure derives its material from porcine or bovine bone to manufacture a natural ingredient.

Zhongjin Products

Zhongjin is dedicated to the manufacture of RBX. Management believes that Zhongjin’s RBX requires fewer medical procedures and presents less immunological side effects compared to the autograft or allograft methods. Manufacturing of RBX is an approximate 100 day process that starts with selecting a bovine bone. Chemical agents are then used to decalcify and remove protein from the low-density bone, removing impurities that may infect or be rejected by the patient’s body. This process makes the bone more tolerable to human tissues. The final step involves the infusion of Bone Morphogenetic Protein (“BMP”) into the inorganic bone, which result is RBX.  RBX can be used in a variety of bone-related injuries ranging from complex fractures to bone defects and bone traumas.

The Orthopedic Department at the Beijing General Military Hospital began testing RBX prior to 2004 and the clinical trials indicated that RBX achieved an approximately 88.5% success rate. In certain cases, RBX has been found to be more cost effective than traditional methods of bone grafting. RBX has excellent compatibility with natural human bone. The Tianjin Institute for Medical Science, a leading Chinese medical research institute, monitors the quality of RBX through sample testing the BMP bio-growth materials and the final RBX product.

Marketing

Zhongjin markets RBX solely to Chinese hospitals and presently manufactures and distributes RBX to more than 450 hospitals in 24 provinces. Zhongjin does not market or sell its products in the United States. Through intensive marketing campaigns and development of its distribution network, Zhongjin is experiencing growing demand for RBX. With increased national medical budgets, a national initiative to enhance medical procedures and an interest in enhancing “quality of life” technologies, it is the Company’s belief that China’s medical community is adapting RBX technology to counter bone-related injuries. Zhongjin believes that the medical industry requires a cheaper, minimally intrusive surgical procedure to meet the demands placed on hospitals by bone-related injuries.

Zhongjin sells RBX directly through a distribution network consisting of ten provincial branches with 36 direct sales personnel. This network is further expanded by more than 40 independent, third-party medical device resellers covering an additional 17 provinces. The marketing of the products to the medical community is carried out through professional medical seminars, technical conferences, internal hospital meetings and clinical studies. Advertisements in professional magazines and the press, such as the Chinese Journal of Orthopedics and the Chinese Journal of Surgery, also promote and enhance product awareness.

The Bureau of Price Management of the PRC has implemented price controls associated with the sale of Zhongjin’s products.  Currently, it does not appear that the government price controls are likely to have any impact on the marketing of Zhongjin’s products, but such price controls may impact future marketing and sales.

Sources and Availability of Raw Materials (Vendors)

The principle element of RBX is bovine bone for which there are numerous suppliers.  The primary ingredient is readily available and inexpensive.

Customers

The largest ten customers in 2006 included both medical device resellers and hospitals, all based in China, and accounted for approximately 42% of the Company’s total revenues, of which the largest three customers accounted for 8%, 7% and 5%, respectively. In 2006, the Company’s medical device resellers represented 32% of all sales, while sales through hospitals represented 68% of all sales. The Company has entered into sales agency agreements with major medical resellers, which provide for, among other things, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time. The Company recognizes the importance of medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

Intellectual Property

The RBX technology has been registered with the patent registration authority in the PRC.  Although Zhongjin purchased all of the rights and the title relating to the patent of the RBX technology, the PRC does not permit the name in which the patent was registered to be changed.  Therefore, there is a risk to Zhongjin that the registrant of the patent or a third party could challenge the ownership and use of the patent of the RBX technology.  Key employees who are in critical positions of the RBX manufacturing process have signed confidentiality agreements with Zhongjin. As further means of security, files and records relating to the manufacturing process are maintained separately, and no non-executive level employee is acquainted with the entire process.

Research and Development

Historically, most of Zhongjin’s research and development has been conducted by independent third parties.  For example, in 2005, we spent $85,916 on research and development, of which $85,452 was paid to third parties.  However, in 2006, we spent $1,171 on research and development activities, all of which was conducted in-house.  Our need for research and development activities has decreased as our product has matured.

Government and Environmental Regulations

Zhongjin maintains the following licenses and is in good standing with the regulatory agencies that enforce PRC government laws:

1.            Business License issued by The Tianjin Administration for Industry and Commerce;

2.            Manufacturing License for Medical Devices issued by The Tianjin Drug Administration; and

3.            Certificate for Medical Devices Product Standard, which is a certified product statement of manufacturing and production for medical devices.

The product that Zhongjin manufactures and the industry in which it operates is highly regulated by the State Food and Drug Administration of China and other local regulatory agencies and governmental approval is vital to its business.

Employees

As of December 31, 2006, Zhongjin had 90 full-time employees broken down as follows:

Department	No. of employees
Management	1
Production(1)	27
Sales	36
Finance and accounting	6
Administration	20
Total	90

(1) Third-party medical institutions undertake research and development and such personnel are not included in the figure presented.  However, the Company’s in-house R&D professionals are currently included as production personnel.

In 2006, Zhongjin maintained the number of sales staff at a level similar to that maintained in 2005.  Zhongjin’s human resources allows Zhongjin to continue meeting product demand and expanding sales and distribution networks. The sales teams are located in the provinces of Guangdong, Tianjin, Beijing, Shandong, Hunan, Hubei, Chuanyu, Shanghai Heilongjiang and Fujian. Zhongjin’s management team is based in Tianjin City, China.

Competition

The RBX technology developed by Zhongjin competes against traditional methods of bone graft surgery such as autografting and allografting. Most bone grafting products derived from natural bone or synthetic bone marrow combinations for bone fusion procedures are available internationally and are predominantly developed and manufactured by international pharmaceutical companies. In China, the traditional bone grafting products dominate the market. The present market for bone grafting technology is fragmented with only several small firms operating in regional markets and Zhongjin is not aware of any other company in China committed to the development of a manufacturing platform for the xenograft technology to serve the current national demand for bone grafting products.

Shanxi Osteorad is a competitor on a national level and it specializes in allograft-related products. Other companies that provide bone grafting medical devices include Shanghai Rebone Biomaterials Co., Ltd., U.S. Biomaterials Corporation and Mathys (Shanghai) Medical Trading Company Ltd., which all produce synthetic bone grafting products. The Shanghai Xiaobo Science and Technology Development Company produces p-DBM (de-mineralized bone matrix) on a small scale and does not directly compete with Zhongjin.

Item 1A.            Risk Factors

Set forth below and elsewhere in this report and the other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC.

Risks Related to Our Business

From time to time, we loan money to various related parties on an unsecured basis.  Because these loans are made on an unsecured basis and comprise a substantial portion of our total assets, we may be adversely affected in the event of their non-payment.

We have made several short-term interest bearing loans and non-interest bearing loans on an unsecured basis to subsidiaries of Tianjin Jinshi Group, a related party.  As of fiscal year end, the total amount owed to us from these loans, which were all renewed for an additional one year period, comprised a substantial portion of our total assets.  Because we made these loans on an unsecured basis and did not receive any collateral, we may be adversely affected in the event of their non-payment. See "Item 12. Certain Relationships and Related Transactions, and Director Independence."

Our RBX technology has been registered with the patent registration authority in the PRC, and we have purchased all of the rights and the title relating to the patent.  However, due to PRC laws prohibiting the name in which the patent was registered to be changed, there is a risk that the patent registrant or a third party could challenge our use of the patent, which could result in a loss of competitive advantage and reduced profitability.

The RBX technology has been registered with the patent registration authority in the PRC.  Although we purchased all of the rights and the title relating to the RBX technology patent, the PRC does not permit the name in which the patent was registered to be changed.  Thus, we also maintain the RBX technology as a trade secret and have implemented measures to limit the number of employees with knowledge of such technology.  These measures include requiring each employee with knowledge of the technology to sign a confidentiality agreement, prohibiting any non-executive level employee from becoming acquainted with the entire RBX manufacturing process and maintaining our files and records relating to the manufacturing process separately. Notwithstanding our security measures, there is a risk that the patent registrant or a third party could challenge our use of the patent since it is not registered in our name. Such a challenge could result in a loss of competitive advantage and reduced profitability.

Our directors and officers may allocate their time and efforts to other businesses resulting in conflicts of interest.

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

We have limited business insurance coverage, and any business disruption, litigation or natural disaster may result in the incurrence of substantial costs and the diversion of Company resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in the incurrence of substantial costs and the diversion of Company resources.

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

Our by-laws provide for the indemnification of directors, officers, employees and agents, which could result in substantial expenditures that we may be unable to recoup.

Our by-laws provide for the indemnification of our directors, officers, employees and agents (each, an “Indemnified Party”) under certain circumstances for attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will bear the expenses of such litigation only upon the Indemnified Party’s promise to repay us if it is ultimately determined that such Indemnified Party was not entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

We do not have an independent audit committee or audit committee financial expert, and have not adopted a code of ethics that applies to our principal executive officer, financial officer and accounting officer.  As such, our stockholders do not have the protection and benefit that such corporate governance measures are meant to provide.

Currently, we do not have an independent audit committee with a financial expert that can assist the Board of Directors in monitoring the integrity of our financial statements, the qualifications, independence and performance of our public accountants or the performance of our internal audit function.  Further, although we are in the process of formulating a code of ethics to govern the professional and ethical conduct of our principal executive officer, financial officer and accounting officer, we have yet to adopt formally such a code.  Because we have not implemented these corporate governance measures, our stockholders do not have the protection and benefit that such measures are meant to provide.

Our directors and officers collectively have the power to make all of our major decisions without stockholder vote or solicitation of consents from any other stockholder or other person.  This discretion could lead to decisions that are not necessarily in the best interest of the minority stockholders.

Our management team, including our directors and officers, collectively own 73.8% of the outstanding common stock.  Therefore, management has the power to make all decisions regarding our affairs, including decisions regarding whether or not to issue additional stock and for what consideration, whether or not to sell all or substantially all of the Company’s assets or whether to enter into a merger or acquire another business.  Also, management may otherwise amend our charter or bylaws without minority stockholder approval or consent.  The management team is in a position to elect all directors and has the decision making ability with regard to all of our policies.

We have identified material weaknesses in our disclosure controls and procedures which, if not remediated, may adversely affect our ability to timely and accurately meet our financial reporting responsibilities.

We believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2006.  In this regard, we have identified material weaknesses in our disclosure controls and procedures. We intend to undertake a process to remediate the identified material weaknesses; however, our limited financial resources may result in our failure to complete this remediation process and this may adversely affect our ability to accurately report our financial results in a timely manner.

Risks Related to Doing Business in the PRC

Our primary operations are conducted in the PRC and therefore our business, financial condition and results of operation may be adversely affected by changes in the political and social conditions in the PRC.

Our operations in the PRC are subject to special considerations and political and social risks not typically associated with companies in North America and Western Europe.  Foreign companies doing business in the PRC must face obstacles from the communist system, which include a cumbersome bureaucracy.  Further, changes in social conditions, including those stemming from public health and safety concerns, may also adversely affect our business, financial condition and results of operation.

Our only subsidiary, Zhongjin, collects its revenue in RMB, while we report earnings and expenditures in United States dollars.  Thus, we may be adversely affected by any fluctuations in currency exchange rates between RMB and the United States dollar.

Our sole investment, Zhongjin, conducts its business exclusively in China, and its revenue from operations is settled in RMB.  Contrarily, we measure our financial performance and prepare our financial statements in United States dollars.  Although the exchange rate between the RMB and the United States dollar has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the RMB’s value, there can be no assurance that exchange rates will remain stable. Any changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located in the PRC and the amount of our equity.

Changes in the economic policies of the PRC could adversely affect us.

Our operating assets and source of income and cash flows are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that we will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on us. Further, it is possible for the PRC government to exert significant influence on the PRC economy through state plans and other economic and fiscal measures.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our subsidiary, Zhongjin, and our operations in China are governed by PRC laws and regulations. Zhongjin is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979 PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

We have not obtained necessary government approvals for ownership in Zhongjin, and thus, we may be unable to enjoy the rights and benefits of legal ownership.

According to PRC laws and regulations, foreign ownership in Zhongjin is prohibited unless government approvals from the Tianjin SAFE offices, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained. Although Genex has entered into agreements with the original stockholders of Zhongjin in respect of the transfer of legal title of the equity interest in Zhongjin to Genex, Genex has not yet submitted an application for the change of the equity interest.

Management believes that there should be no legal barriers for the Company to obtain legal ownership of Zhongjin. However, in the event that we fail to obtain necessary government approvals, there is a risk that we may not have an equity interest in Zhongjin and may not enjoy the rights and benefits of being the legal owner of Zhongjin, including repatriation of capital and distribution of profits.

In order to protect our interest in Zhongjin, we entered into a trusteeship agreement and a contract for management services on May 19, 2006.  Both the trusteeship agreement and the contract for management services became effective as of June 17, 2004.  Under the trusteeship agreement, entered into by us and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held in trust for us and we are given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if we were the legal, registered owner of such shares.  The contract for management service entered into by us and Zhongjin requires us to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of RMB 1,000 and a floating fee equal to Zhongjin’s gross revenues less its gross expenses for each payment period.

As a result of these contractual arrangements, which obligate us to absorb a majority of the risk of loss from Zhongjin’s activities and enables us to receive a majority of Zhongjin’s expected residual returns, management believes Zhongjin is a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  Because the legal stockholders of Zhongjin, Mr. Fuzhi Song and Mr. Deshun Song, do not have the characteristics of a controlling financial interest, we should be considered the primary beneficiary of Zhongjin. Accordingly, we consolidate Zhongjin’s results, assets and liabilities.

Although Zhongjin does not intend to pay dividends or make any other payments to us, it may be restricted from making such payments in the future.

We are a company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investments in Zhongjin. As a result of our company structure, we rely entirely on dividend payments from Zhongjin. However, PRC regulations currently permit payment of dividends to fund certain reserve funds only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Although Zhongjin currently does not intend to pay dividends to us, we may experience difficulties in the future in completing the administrative procedures necessary to obtain and remit foreign currency. See “—Government control of currency conversion may affect the value of an investment in our securities.”

The price of our primary product, RBX, is subject to government price controls, which may adversely affect our revenue and profitability.

The price of our primary product, RBX, is subject to government price controls, which the PRC has only recently implemented.  The prices of medical devices and equipment are set by the government after the Bureau of Price Management of the PRC examines and considers the available products and determines a price that is suitable to all buyers.  Under new regulations, hospitals are now required to implement a bidding system, in which suppliers may offer their products within a range of the price set by the PRC.  Therefore, changes to the price of  RBX by the PRC in the future and the newly implemented bidding system in place at China’s hospitals may adversely affect our revenue and profitability.

Government control of currency conversion may affect the value of an investment in our securities.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from dividend payments from Zhongjin. Shortages in the availability of foreign currency may restrict the ability of Zhongjin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit Zhongjin’s ability to distribute dividends.

SAFE issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC resident of a PRC company’s assets or equity interest to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another pubic notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interest in the offshore company. The SAFE notices do not specify the time frame during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of shares, or if such company is involved in a merger and acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We have notified our stockholders who are PRC residents of the obligation to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our stockholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by those SAFE notices. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit Zhongjin’s ability to distribute dividends to us.

We cannot predict how these regulations and SAFE notices will affect our business operations or future strategy since we cannot determine how they will be interpreted or implemented. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

Tax penalties and tax liabilities imposed by the PRC and the United States may adversely impact our operations and financial performance.

Our subsidiary, Zhongjin, is registered in the PRC and is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax, and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, Zhongjin was granted a tax holiday and exempted from PRC’s Enterprise Income Tax. While Zhongjin has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, Zhongjin has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of Zhongjin for its fourth quarter in fiscal year 2005. Although Zhongjin paid the penalty for 2005 and has paid its taxes due to the PRC for the year ended 2006, Zhongjin has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future. This result could have an adverse impact on our operations and financial performance.

Also, although we believe that we are not liable for any taxes in the United States, we have not yet filed our tax returns for the years 2005 and 2006 with the Internal Revenue Service. Our failure to file these returns timely could result in penalties or tax liabilities that may adversely affect our operations and financial performance.

Stockholders may experience difficulties effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under United States federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Risks Related to Our Common Stock

We are not likely to pay cash dividends in the foreseeable future, thus negatively affecting our stockholders’ return on investment.

We currently intend to retain any future earnings for use in the operation and expansion of our business.  We do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.  Should we decide in the future to do so, our ability to pay dividends and meet other obligations depends on the receipt of dividends or other payments from Zhongjin.  In turn, Zhongjin’s ability to pay dividends or make other distributions to us may be subject to certain government restrictions, including those relating to the conversion of RMB to United States dollars.

No public market exists for our common stock, which will make it difficult for our stockholders to liquidate any investments in our stock.

While our equity securities are listed for trading on the Pink Sheets under the trading symbol “GENX.PK,” there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a stockholder will ever be able to liquidate an investment in our common stock without considerable delay, if at all. If a market should develop, the price may be highly volatile.

Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

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

Our common stock is subject to the “penny stock rules” of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act.  Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security.  Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the “penny stock rules” for any significant period, there may be an adverse impact on the market for our securities.  Because our securities our subject to the “penny stock rules”, investors will find it difficult to dispose of our securities.  Further, it will be more difficult to obtain accurate quotations, needed capital and coverage for significant news events since major wire services generally do not publish press releases about such companies.

Our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 of the Securities Act of 1933, as amended, and a subsequent sale of these shares may have a depressive effect upon the price of our common stock.

Our restricted shares of common stock may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months in brokerage transactions a number of shares that does not exceed the greater of 1% of the number of shares of our common stock then outstanding or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of at least one year. A sale under Rule 144, or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of present stockholders’ common stock, may have a depressive effect upon the price of our common stock.

Since our directors and officers own a significant percentage of our issued and outstanding common stock, any future sales of their shares may result in a decrease in the price of our common stock and the value of our stockholders’ investment.

Our directors and officers currently own 13,170,152 shares of the total 17,845,732 shares or our common stock issued and outstanding.  These shares are available for resale to the public under Rule 144 of the Securities Act.  Under Rule 144, our directors and officers are entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the number of shares of our common stock then outstanding or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.  The possibility of a future sale of a significant amount of shares held by our directors and officers could decrease the market price of our common stock if the marketplace does not adjust orderly the increase in the shares in the market.  In such case, the value of our stockholders’ investment in us will decrease.

Item 2.        Description of Property

Our principal facility is located at No. 17 Bridge, Waihuanxian, Xiqing District, Tianjin City, China. We lease a 600 square meter factory that includes areas for laboratories, storage, production and manufacturing. We also lease 436 square meters for our executive offices that are located at Room 1801, Guangyin Building, Youyibeilu, Hexi District, Tianjin City, China.

The factory rent is set at $8,161 per year from June 1, 2005 to May 31, 2007. Beginning January 1, 2006, the office rent changed from $9,510 per year to $19,043 per year. The Company has renewed the leases for factory and office spaces for an additional two years from June 1, 2007 to May 31, 2009 at an annual rent of $8,161 and $19,043, respectively.

Item 3.        Legal Proceedings

We are not a party to any pending legal proceeding. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4.        Submission of Matters to a Vote of Security Holders

Although the Company intends to have stockholder meetings in the future, no such meeting has been held since the Company’s formation.  Accordingly, no matter was submitted to a stockholder vote during the 2006 fiscal year.

PART II

Item 5.        Market for Company’s Common Stock and Related Stockholder Matters

We trade on the Pink Sheets under the symbol “GENX.PK”. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low

2006
4th Quarter	$0.16	$0.06
3rd Quarter	$0.18	$0.09
2nd Quarter	$0.24	$0.10
1st Quarter	$0.28	$0.17

2005
4th Quarter	$0.27	$0.09
3rd Quarter	$0.42	$0.06
2nd Quarter	$0.55	$0.08
1st Quarter	$0.68	$0.25

As of December 31, 2006, there were 8 stockholders of record of our common stock. We have not paid any dividends on our common stock since inception and do not anticipate that dividends will be paid at any time in the immediate future.

Item 6.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES,” “MAY,” “WILL,” “ESTIMATE,” “CONTINUE,” OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER “RISK FACTORS” AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

Genex, formerly known as KS E-Media Holdings, Inc., was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, Genex was considered a development stage company. Genex was a start-up Internet based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into the Share Purchase Agreement, under the terms of which Genex acquired 100% of Zhongjin’s shares in exchange for 3,658,375 restricted shares of Genex’s common stock which were issued to the Zhongjin stockholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated and Zhongjin became a wholly-owned subsidiary of Genex. On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock, and on June 29, 2004, changed its name to the present name.

Although the Share Purchase Agreement was consummated, under current PRC laws and regulations, foreign ownership of Zhongjin is prohibited unless the Company obtains government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce.  Failure to obtain government approval may result in the Company’s inability to enjoy the benefits of legal ownership, including repatriation of capital and distribution of profits.

The Company has yet to submit applications to receive government approval of the transfer of Zhongjin’s equity interest; however, to protect its interest in Zhongjin, the Company entered into a trusteeship agreement and a contract for management services on May 19, 2006.  Both the trusteeship agreement and the contract for management services became effective as of June 17, 2004.  Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held in trust for the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if the Company was the legal, registered owner of such shares.  The contract for management service, entered into by the Company and Zhongjin, requires the Company to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of RMB 1,000 and a floating fee equal to Zhongjin’s gross revenues less its gross expenses for each payment period.

Zhongjin’s Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer of the Company, and Ms. Sufen Ai has been appointed the Secretary.

About Zhongjin

Zhongjin is incorporated under the laws of the PRC and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing RBX, which is considered a medical device that accelerates bone healing. Zhongjin solely markets its medical devices to hospitals in China and aims to position itself as a comprehensive provider of bone grafting products and services.  Presently, Zhongjin distributes its medical devices to more than 450 hospitals in 24 provinces throughout China.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

The accompanying consolidated financial statements at and for the year ended December 31, 2006 include the accounts of Genex and Zhongjin for the year then ended. The historical results for the year ended December 31, 2005 include the accounts of Genex and Zhongjin from the date of Zhongjin’s acquisition for the year then ended. All significant inter-company transactions have been eliminated in consolidation.

Revenues. For the year ended December 31, 2006, net sales were $2,438,229 as compared to net sales of $2,491,242 for the year ended December 31, 2005, reflecting a decrease of $53,013 or 2%. The slight decrease in revenue was mainly due to hospitals’ adoption of new bidding systems for medical equipment purchases.

Gross Profit. For the year ended December 31, 2006, total gross profit was $2,220,750, or 91.1% of total net sales, as compared to total gross profit of $2,188,996, or 87.9% of total net sales, for the year ended December 31, 2005. The Company enjoyed a slightly higher gross profit margin during fiscal year 2006 compared to fiscal year 2005 primarily due to the commercialization of our main product, RBX.  Gross profit margin increased primarily due to a decrease of indirect costs.

Selling Expenses. For the year ended December 31, 2006, selling expenses were $673,593, as compared to $537,366 for the year ended December 31, 2005, reflecting an increase of $136,227, or 25.35%.  Part of the increase in selling expenses can be attributed to a 100% increase in bidding expenses to $6,033, which stemmed from changes in the bidding systems used by hospitals to purchase new medical equipment.  Unlike prior years, beginning in 2006, hospitals required companies to pay fees to participate in the bidding process for medical purchases.  In addition, the Company’s traveling, communication and advertising expenses increased by 48% to $66,493, 8% to $3,628, and 301% to $81,524, respectively.  These increases were somewhat offset by decreases in salary expense and staff welfare expense, both of which decreased by 9% to $24,729 and $3,392, respectively.  The decrease in salary and staff welfare expenses relate to the Company’s bonus structure implemented in 2005. The percentage of selling expenses to sales was 27.6% and 21.5% for the years ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses. For the year ended December 31, 2006, general and administrative expenses were $699,341, as compared to general and administrative expenses of $645,128 for the year ended December 31, 2005, reflecting an increase of $54,213, or 8.4%. The 2006 general and administrative expenses were comparable to those in 2005 because the Company was operating at a similar capacity for both years. The percentage of general and administrative expenses to sales was 28.5% and 25.9% for the years ended December 31, 2006 and 2005, respectively.

Research and Development Expenses. For the year ended December 31, 2006, research and development expenses were $1,137, as compared to research and development expenses of $85,916 for the year ended December 31, 2005. Our need for research and development activities has decreased as our product has matured.

Other income. For the year ended December 31, 2006, interest income was $181,810, as compared to interest income of $67,993 for the year ended December 31, 2005. This amount has been accrued but not paid in 2005 and 2006. This increase was primarily due to an increase in amounts advanced to related parties during 2006.

Net Income. Because there were no significant changes in the Company’s business operations during the 2006 fiscal year, the Company was able to record a net income of $618,963, as compared to a net income of $625,014 for the 2005 fiscal year.

Liquidity and Capital Resources

Operating

For the fiscal year ended December 31, 2006, the Company’s operations provided cash resources of $1,180,236, as compared to total cash resources of $1,377,233 for the year ended December 31, 2005. The decrease in net cash flows generated from operating activities in2006 was primarily due to the decrease in sales. As of December 31, 2006, we had $192,198 in cash and cash equivalents, as compared to $296,194 as of December 31, 2005.

Investing

Additions to property, plant and equipment for the year ended December 31, 2006 was $3,539, as compared to $1,498 for the fiscal year ended December 31, 2005.

Financing

During the years ended December 31, 2006 and 2005, the Company used $1,295,004 and $1,452,285, respectively, for financing activities to earn interest income and received subsidies of $6,297 and $37,123, respectively, from a government authority to finance research and development projects.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company’s working capital requirements for its planned operations for the next twelve months.

The Company is currently building a new 111,116 square feet factory.  The construction began in October 2006 and is expected to be completed in October 2007.  The application, approval and construction of the facility is in the name of Tianjin Jinshi Group, a related party of the Company.  Mr. Song, our company’s Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group.  The investment of the project is expected to be approximately $12 million.  As of December 31, 2006, the Company financed approximately $4 million of the new facility pursuant to related party transactions, as discussed under “Item 12.  Certain Relationships and Related Transactions, and Director Independence.”  The remainder of the new facility has been financed by Tianjin Jinshi Group and its subsidiaries.

On January 24, 2007, Zhongjin entered into a trust loan agreement with Shanghai Pudong Development Bank with Mr. Song, our Company's Chairman of the Board of Directors, Chief Executive Officer and President, serving as the trustor. The loan was made for $537,793 with the term of one year and interest bearing at 9% per annum. The purpose of the loan is for the scale production of guided bone biological medical active material.

Exchange Rate

Fluctuations of currency exchange rates between RMB and the United States dollar could adversely affect our business since our sole investment conducts its business exclusively in China and its revenue from operations is settled in RMB. The Chinese government controls its foreign reserves through restrictions on imports and conversion of RMB into foreign currency. Although the RMB to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the RMB’s value, there can be no assurance that exchange rates will remain stable. The RMB could devalue against the United States dollar. Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in RMB and our financial performance when measured in United States dollars.

The Company maintains its books and accounting records in RMB, the PRC’s currency and the Company’s functional currency. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2006 amounted to $209,583.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. The People’s Bank of China (the “Bank of China”) announces the closing price of a foreign currency, such as the United States dollar, traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day.  This closing price then becomes the unified exchange rate for trading against the RMB on the following working day. The daily trading price of the United States dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities.  Further, SFAS 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS 156 did not have any impact on our consolidated financial statements.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF Issue 06-3”) EITF Issue 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should either be on a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue 06-3 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF Issue 06-3 to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning after November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is reviewing SFAS 157 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS 158”), which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The adoption of SFAS 158 did not have any impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

The management of the Company does not expect these recent pronouncements to have a material impact on the Company’s financial position or results of operations.

Item 7.        Financial Statements

The consolidated financial statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to the consolidated financial statements is also attached at the end of this Annual Report on Form 10-KSB.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 9, 2004, the Company notified Manning Elliott, Chartered Accountants (“Elliott”), its independent public accountants, that the Company was terminating Elliot’s engagement effective June 17, 2004. The Company’s Board of Directors approved such decision.

Elliott’s opinion in its report on the Company’s financial statements for the years ended September 30, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. During the two most recent fiscal years and the subsequent interim period ended June 17, 2004 (the date of termination), there were no disagreements with Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Elliott’s satisfaction, would have caused Elliot to make reference to the subject matter of the disagreement in connection with its report for any such periods.

From June 17, 2004 to October 26, 2004, the Company engaged Kabani & Company, Inc. (“Kabani”) as its independent public accountants. Prior to Kabani’s dismissal, there were neither disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kabani’s satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its report, nor any “reportable events” as such term as described in Item 304(a)(1)(iv) of Regulation S-B.

On October 26, 2004, the Board of Directors dismissed Kabani as the Company’s independent public accountants, and on October 28, 2004, appointed Weinberg & Company, Inc. (“Weinberg”) to serve as the Company’s independent public accountants.  The Company subsequently dismissed Weinberg on March 29, 2005. Weinberg’s reports on the Company’s financial statements since the last fiscal quarter ended September 30, 2004 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged Weinberg as its independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report during such periods.  In addition, there were no “reportable events” as such term is defined in Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2005, the Board of Directors re-appointed Kabani to serve as the Company’s independent public accountants. Kabani served as the Company’s independent public accountants until its dismissal on November 16, 2005. Kabani’s reports on the Company’s financial statements since the last fiscal year ended December 31, 2004 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged Kabani as the Company’s independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani’s satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its report during such periods.  There were also no “reportable events” as defined in Item 304(a)(1)(iv) of Regulation S-B.

Following Kabani’s dismissal on November 16, 2005, the Board of Directors appointed GC Alliance Limited, Certified Public Accountants (“GC Alliance”), to serve as the Company’s independent public accountants.  The Company dismissed GC Alliance on March 29, 2006. GC Alliance’s reports on the Company’s financial statements since the last fiscal quarter ended September 30, 2005 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged GC Alliance as its independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with GC Alliance on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GC Alliance Limited’s satisfaction, would have caused GC Alliance to make reference to the subject matter of the disagreement in connection with its report during such periods.  Further, there were no “reportable events” as such term is defined in Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2006, the Company appointed Schwartz Levitsky Feldman LLP, Chartered Accountants (“Schwartz Levitsky”), to serve as the Company’s independent public accountants.

Item 8A.        Internal Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective.

First, we are unable to timely and accurately close books and records at the end of each reporting period, which has resulted in our inability to meet our requirement to timely file our Form 10-KSB for the fiscal year ended December 31, 2006. Management evaluated the impact of our inability to timely file periodic reports with the SEC on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make this filing represents a material weakness.

Second, we do not maintain a sufficient complement of personnel with adequate depth, skill and expertise in U.S. generally accepted accounting principles and SEC rules and regulations.  Also,  we do not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our reports, including this Form 10-KSB for the fiscal year ended December 31, 2006.  Management evaluated the impact of our lack of proficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represents a material weakness.

To address these material weaknesses, management is performing additional analyses and other procedures to evaluate the above referenced weaknesses in our disclosure controls and procedures.  Among the possible measures to remediate the material weaknesses is the hiring of additional employees who will allow us to timely and accurately close our books and records at the end of each reporting period and who are proficient in the application of U.S. generally accepted accounting principles, as well as SEC rules and regulations.  However, due to the limited financial resources of our company, we may be unable to hire additional staff to address our deficiencies.  We will continue to evaluate and address our material weaknesses and consider appropriate remedial measures that are in line with our financial resources.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of all directors and executive officers of the Company as of June 30, 2007. The Board of Directors is comprised of only one class, and except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided below are brief descriptions of each director’s and executive officers’ business experience during the past five years and directorships in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Mr. Fuzhi Song	55	Chairman of the Board of Directors, Chief Executive Officer and President
Mr. Shuli Zhang	45	Chief Financial Officer and Treasurer
Ms. Sufen Ai	32	Secretary

Mr. Fuzhi Song has been the Company’s Chairman of the Board of Directors, Chief Executive Officer and President since June 17, 2004. Mr. Song is also the Chairman of the Board of Directors of Zhongjin and has served in this position since inception of the company in February 2003. Mr. Song has over 10 years experience in the pharmaceutical industry and is currently the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group, positions he has held since December 1999.  Additionally, he acted as the Chief Executive Officer of Tianjin Zhongjin Pharmaceutical Company from January 1998 to November 1999.  Mr. Song earned a professional certificate in economics in 1992 from the Government Economic Management Institute in Tianjin, China.

Mr. Shuli Zhang joined Zhongjin as the Chief Financial Officer on June 17, 2004. From January 2003 to June 2004 he was the Chief Financial Officer of the Tianjin Pharmaceutical Company. Mr. Zhang was Audit Manager of The Tianjin Jiurong Accounting Company from September 2002 to December 2002.  From October 2000 to August 2002, he served concurrently as Chief Accountant of Tianjin Hualinhang Investment Company and as Chief Financial Officer at Xinjiang Zhonghe Ltd. Mr. Zhang graduated from Renmin University with a Bachelor’s degree in economics in 1986, and is a Chinese CPA, CPV and CTA.

Ms. Sufen Ai joined Zhongjin as its Corporate Secretary in June 2004. Her previous work experience involves executive positions in several Chinese companies including Suning Appliance Group and Jiangsu Wantai Industrial Group. In this regard, she was the Chief Executive Officer of Jiangsu Wantai Industrial Group from 2002 to June 2004. Ms. Ai She received an MBA in finance from St. Joseph’s University in the United States in 2002.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Audit Committee

The Company currently does not have an audit committee. Accordingly, we believe that the entire Board of Directors constitutes the Company’s audit committee.  The Board of Directors does not have an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. During the year ended December 31, 2006, not all of the Company’s directors, officers and holders of more than 10% of the Company’s common stock complied with all of the Section 16(a) filing requirements. The following table sets forth for each director, officer and holder of more than 10% of the Company’s common stock any known failure to file any required report. The Company will inform its directors, officers and holders of more than 10% of the Company’s commons stock to take immediate remedial action.

Name	Failure to File Reports

Mr. Fuzhi Song	1
Mr. Shuli Zhang	1
Ms. Sufen Ai	1

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

The Company is currently in the process of formulating a code of ethics that will apply to its principal executive and financial officers, and plans to adopt and implement the code when the code becomes finalized in the near future.

Item 10.         Executive Compensation

For the fiscal year ended December 31, 2006, we paid an aggregate of approximately $7,692 to our senior executive officers. We paid $4,615 to Mr. Fuzhi Song and $3,077 to Mr. Shuli Zhang. No compensation was paid to the Chairman and Chief Executive Officer for remuneration during the fiscal year ended December 31 2005. None of the executive officers of the Company received annual compensation in excess of $100,000, and none of the directors received compensation for their services during the 2006 fiscal year.

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

Limitation of Liability and Indemnification

Our certificate of incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person’s fiduciary duty, and, therefore, a director or officer cannot be held liable for damages to us or our stockholders for gross negligence or lack of due care in carrying out his or her fiduciary duties as a director or officer except in certain specified instances. We have also adopted by-laws which provide for indemnification to the full extent permitted under law, which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with us.

There are presently no material pending legal proceedings to which a director, officer and employee of the Company is a party. There is no pending litigation or proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

To the extent provisions of our by-laws provide for indemnification of directors and officers for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the SEC, against public policy and therefore are unenforceable.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2007, certain information with respect to the beneficial ownership of the Company’s voting securities by (i) any person or group with more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. The percentage of common stock beneficially owned is based on 17,845,732 shares of common stock outstanding at December 31, 2006.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Mr. Fuzhi Song(1), (2)	13,170,152	73.8%
Mr. Deshun Song(2)	1,463,348	8.2%
Mr. Shuli Zhang	—	—
Ms. Sufen Ai	—	—
All directors and officers as a group	13,170,152	73.8%

(1) Mr. Fuzhi Song and Mr. Deshun Song are father and son. Mr. Fuzhi Song disclaims beneficial ownership of the shares held in the name of Mr. Deshun Song.

(2) The address of these beneficial owners is 1801 Guangyiun Building, Youyibeilu, Hexi District, Tianjin City, China 300074.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Company entered into certain related party transactions with subsidiaries of the Tianjin Jinshi Group as set forth in the table below.  Mr. Song, our Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group.  As a smaller company in China, it is difficult for Zhongjin to receive government approval for the construction of a new facility.  Thus, to facilitate the construction of a new facility, Zhongjin has entered into transactions with larger Chinese companies.  These transactions allow for the loans to be applied to the construction costs of a new facility to be used by Zhongjin.  The table below sets forth the transactions and the amounts owing to the Company as of December 31, 2006.  As of December 31, 2006, the accrued interest on the below referenced loans has not been paid.  As noted elsewhere in this report, the application, approval and construction of the new facility is in the name of Tianjin Jinshi Group.  We are considering the possibility of restructuring the loans in the future to purchase an ownership interest in the new facility by offsetting the principal due from the loans from the purchase price of the ownership interest.  However, at this point, no decision has been made in this regard and there is no assurance that the loan will be restructed or that we will acquire an ownership interest in the new facility.

Name	Nature	Interest Rate	($) Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Advances to supplier(1)	Nil	260,114
	Short-term interest-bearing loan(2)	6% p.a.	1,187,176
	Other prepayment	Nil	6,418
	Accrued loan interest	Nil	112,658
Tianjin Golden World Group Co., Ltd.	Short-term interest bearing loan(2)	6% p.a.	1,043,574
	Accrued loan interest	Nil	69,900
	Amount payable		(198,942)
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Short-term interest bearing loan(2)	6% p.a.	785,817
	Accrued loan interest	Nil	50,589
Tianjin Nanfang Medicine Co., Ltd.	Short-term interest bearing loan(2)	6% p.a.	524,988
	Accrued loan interest	Nil	33,554
Tianjin Jinshi Pharmaceutical Co Ltd	Short-term interest bearing loan(2)	6% p.a.	179,264
	Accrued loan interest	Nil	12,301
Tianjin Jintan Real Estate Exploitation Co. Ltd	Non-interest bearing loan	Nil	12,805
Total(3)			4,080,216

(1) The Company engages related companies to source raw materials at cheaper prices, and accordingly, makes advances to those companies so that they may purchase the raw materials.

(2) During 2006, the Company advanced some of its idle cash to related parties to earn interest. Total interest income on the loans for the years ended December 31, 2006 and 2005 amounted to $181,810 and $67,993, respectively. This amount has been accrued but not paid.

(3) The total amount of $3,720,809 owed to the Company bore an interest rate of 6% per annum and was due on December 31, 2006.  On January 1, 2007, the Company renewed the terms of all the loans on the same terms for an additional one year.  The Company did not receive any collateral for these loans, as all were made on an unsecured basis.

During the years ended December 31, 2006 and 2005, the Company recorded rental expenses paid and payable to related parties amounting to $27,204 and $17,512, respectively, for office and factory premises.

Item 13.        Exhibits

(a) (1) Our audited consolidated financial statements are included in this Annual Report on Form 10-KSB.

(a) (2) Unless otherwise noted, the following exhibits are being filed herewith.

Exhibit No.	Description
3.1*	Certificate of Incorporation of Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 filed on December 23, 2002)
3.2*	Bylaws of Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form SB-2 filed on December 23, 2002)
10.1*

The Contract for Management Service, dated as of June 17, 2004, between Tianjin Zhongjin Biology Development Co., Ltd. and Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.2*

Trusteeship Agreement, dated as of June 17, 2004, between Genex Pharmaceutical, Inc. and Fuzhi Song and Deshun Song (incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.3	Form of Related Party Loan Agreement
10.4	January 2007 Loan to Zhongjin from Shanghai Pudong Development Bank
31.1	Certification of Fuzhi Song pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Shuli Zhang pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Fuzhi Song pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Shuli Zhang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

Item 14.        Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Kabani, GC Alliance and Schwartz Levitsky, our independent public accountants, for fiscal years 2006 and 2005:

	2006	2005

Audit Fees(1)	$120,000	$120,000
Total(2)	$120,000	$120,000

(1) This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2006 and 2005, the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal years 2006 and 2005, and services normally provided by the independent public accountants in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

(2) The Company did not pay any fees to its independent public accountants in fiscal years 2006 or 2005 for audit-related services, tax services or any other services except as stated above in the table and in footnote 1 thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genex Pharmaceutical, Inc.

By: /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chairman, Chief Executive Officer, President

Dated: July 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fuzhi Song	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	July 20, 2007
Fuzhi Song

/s/ Shuli Zhang	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 20, 2007
Shuli Zhang

All other schedules are omitted because the required information either is not applicable or is not presented in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genex Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheet of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1(b), the Company has not received regulatory approval from the relevant authorities for the acquisition of its wholly owned subsidiary Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”).  The Company has, however, entered into a trusteeship agreement with the legal owners of TZBD and a management agreement with TZBD, whereby the shares of TZBD are being held for the benefit of the Company.

Schwartz Levitsky Feldman, LLP
Toronto, Ontario, Canada	Chartered Accountants
July 5, 2007	Licensed Public Accountants

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)

	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$192,198	$296,194
Accounts receivables, net of doubtful accounts of $55,572 and $47,459 at December 31, 2006 and 2005	708,717	569,500
Other receivable	172,975	251,916
Inventories (note 4)	460,378	455,050
Due from shareholder (note 5)	—	931
Due from related parties (note 5)	4,080,216	2,671,196

Total current assets	5,614,484	4,244,787

Property and equipment (note 6)	329,525	315,407
Less: Accumulated Depreciation	199,024	138,684
Property and Equipment, Net	130,501	176,723

Total assets	$5,744,985	$4,421,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,640	$1,691
Accrued payroll and welfare expenses	238,803	172,264
Accrued operating expenses	343,782	357,310
Advances from customers	371,325	203,685
Income tax payable	675,082	333,295

Total current liabilities	$1,633,632	$1,068,245

Deferred subsidy income (note 7)	44,817	37,174

Total liabilities	$1,678,449	$1,105,419

Commitments And Contingencies (note 13)

Shareholders’ Equity
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued
Common Stock, $0.0001 par value; 30,000,000 shares authorized,
17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserves (note 10)	432,704	313,389
Accumulated other comprehensive income	209,583	78,101
Retained earnings	2,275,519	1,775,871
	4,066,536	3,316,091

Total liabilities and shareholders’ equity	$5,744,985	$4,421,510

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)

	2006	2005

Sales	$2,438,229	$2,491,242
Cost of goods sold	(217,479)	(302,246)

Gross profit	$2,220,750	$2,188,996

Operating expenses
Selling expenses	(673,593)	(537,366)
General and administrative expenses	(699,341)	(645,128)
Research and development costs	(1,137)	(85,916)

Total operating expenses	(1,374,071)	(1,268,410)

Income from operations	$846,679	$920,586

Other income (expenses)
Financial income (expenses), net	179,109	68,804
Tax penalty (note 8)	-	(35,009)
Other income (expenses), net	87	(1,015)

Total other income	179,196	32,780

Income before income taxes	1,025,875	953,366

Income tax (note 9)	(406,912)	(328,352)

Net income available for common stockholders	$618,963	$625,014

Net income per share – basic and diluted (note 12)	$0.03	$0.04

Weighted average number of shares outstanding – basic and diluted	17,845,732	17,845,732

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)

				Accumulated
	Common stock		Additional	other			Total
	Number of		paid-in	comprehensive	Statutory	Retained	stockholders’
	shares	Amount	capital	income	reserves	earnings	equity

Balance, January 1, 2005	17,845,732	$1,785	$1,146,945	$-	$219,637	$1,244,609	$2,612,976

Foreign currency translation gain	-	-	-	78,101	-	-	78,101

Net income for the year ended
December 31, 2005	-	-	-	-	-	625,014	625,014

Allocation to statutory reserves	-	-	-	-	93,752	(93,752)	-

Balance, December 31, 2005	17,845,732	$1,785	$1,146,945	$78,101	$313,389	$1,775,871	$3,316,091

Foreign currency translation gain	-	-	-	131,482	-	-	131,482

Net income for the year ended
December 31, 2006	-	-	-	-	-	618,963	618,963

Allocation to statutory reserves	-	-	-	-	119,315	(119,315)	-

Balance, December 31, 2006	17,845,732	$1,785	$1,146,945	$209,583	$432,704	$2,275,519	$4,066,536

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)

	2006	2005
Cash flows from operating activities:
Net income	$618,963	$625,014
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	54,800	59,848
Loss on disposal of fixed assets	-	967
Provision of doubtful debts	6,423	24,408
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(38,761)	(138,271)
Decrease in inventories	9,689	79,449
Decrease (increase) in amount due from shareholder	946	(917)
Increase in accounts payable and accrued liabilities	44,724	325,412
Increase in income tax payable	325,245	328,352
Increase in customer deposit	158,207	123,787
Decrease in amount due to shareholder	-	(27,524)
Decrease in amount due to related parties	-	(23,292)

Net cash provided by operating activities	1,180,236	1,377,233

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,539)	(1,498)

Net cash used in investing activities	(3,539)	(1,498)

Cash flows from financing activities:
Due from related parties	(1,295,004)	(1,452,285)
Proceeds from deferred subsidy income	6,297	37,123

Net cash used in financing activities	(1,288,707)	(1,415,162)

Effect of exchange rate changes on cash	8,014	9,626

Net (decrease) increase in cash and cash equivalents	(103,996)	(29,801)
Cash and cash equivalents at beginning of year	$296,194	$325,995

Cash and cash equivalents at end of year	$192,198	$296,194

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)

1a) DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”) was founded in the People’s Republic of China ("PRC") on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People’s Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People’s Republic of China. All of the customers are hospitals in People’s Republic of China. Marketing is either through distributors or through TZBD’s sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement (“Share Purchase Agreement”) with KS E-Media Holdings, Inc. (“KSE”), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE. As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president. Within ten (10) days from the Closing Date, KS E-Media effectuated a four-for-one forward split of the KS E-Media Common Shares by way of stock dividend. On June 17, 2004, the KSE was renamed Genex Pharmaceutical, Inc. (“the Company”).

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements at and for the years ended December 31, 2006 and 2005 includes the accounts of TZBD and its parent company, KSE. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the year ended December 31, 2006 and 2005, the Company recorded $55,572 and $47,459 as general allowance for doubtful and long overdue accounts.

d. Advances from customers

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $371,325 and $203,685 at December 31, 2006 and December 31, 2005 respectively.

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

f. Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

g. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had recorded foreign currency translation gains of $131,482 and $78,101 for the years ended December 31, 2006 and 2005 respectively. Consequently for the years ended December 31, 2006 and 2005, the comprehensive income was $750,445 and $703,115 respectively.

h.  Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Generally, revenue is recognized when all of the four criteria are met: (i) There is persuasive evidence that an arrangement exists; (ii) Delivery has occurred or services have been rendered; (iii) The seller’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

(a) Sale of products to Hospitals

The Company’s major customers consist of hospitals. Revenue from the sale of products to hospitals is recognized when the products have been delivered to the hospitals and the products have been applied by the hospitals to the patients during the course of medical treatment. As such, there is no sales return after the revenue is recognized.

(b) Sale of products to distributors

The Company sells its products through medical device resellers who have the right of return for 6 months. Revenues from sale of products through medical device resellers are recognized when the medical device resellers confirm the goods have been sold and will not be returned.

Sales are presented net of value added tax (VAT).

i. Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were insignificant.

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

l. Stock based compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

As at December 31, 2006, the Company did not have any stock-based compensation programs.

m. Earnings per share

Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.

n. Statutory reserves

In accordance with the PRC Companies Law, the Company’s PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonus and/or cash dividends. The statutory common welfare fund is non-distributable and is restricted for the capital expenditure for the collective benefits of all the staff of the Company’s employees. During the years ended December 31, 2006 and 2005, no dividend had been declared by TZBD.

o. Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC’s currency and the Company’s functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2006 amounted to $ 131,482.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

TZBD’s assets and liabilities at December 31, 2006 and its statement of income for the year then ended were translated at the rates of RMB7.8097:US$1.00 and RMB7.9400:US$1.00 respectively, whereas its assets and liabilities as of December 31, 2005, and its statement of income for the year then ended were translated at the single rate of RMB8.0702:US$1.00 and RMB8.1917:US$1.00 respectively. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

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

q. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Significant estimates include the determination of allowance for doubtful accounts receivable and obsolete inventory. However, actual results could differ materially from those results.

r. Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

s. Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

t. Recent accounting pronouncements

Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will not have any impact on our Consolidated Financial Statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS No.156 did not have any impact on our Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company’s financial statement presentation and disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of SAB No.108 did not have any impact on our Consolidated Financial Statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”, which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The adoption of SFAS No. 158 will not have any impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

4. INVENTORIES

	December 31, 2006	December 31, 2005

Raw materials and packing materials	$19,306	$29,458
Work-in-progress	307,722	279,454
Finished goods	133,350	146,138

	$460,378	$455,050

5. DUE FROM / TO RELATED PARTIES

The amounts due from related companies as of December 31, 2006 consisted of the followings:

	Relationship with the		Interest
Name	Company	Nature	rate	Amount

Tianjin Zhongjin	Former shareholder	Advances to suppliers	Nil	$260,114
Pharmaceutical	of the Tianjin	(1)
Co., Ltd.	Zhongjin Biology	Short-term	6% p.a.	1,187,176
	Development Co.	interest-bearing loan (2)
		Other prepayment	Nil	6,418
		Accrued loan interest	Nil	112,658
Tianjin Golden	Common	Short-term	6% p.a.	1,043,574
World Group Co.,	shareholders	interest-bearing loan (2)
Ltd.		Accrued loan interest	Nil	69,900
		Amount due to	Nil	(198,942)
Tianjin Zhongwei	Common	Short-term	6% p.a.	785,817
Pharmaceutical	shareholders	interest-bearing loan (2)
Co., Ltd.		Accrued loan interest	Nil	50,589
Tianjin Nanfang	Common	Short-term	6% p.a.	524,988
Medicine Co., Ltd.	shareholders	interest-bearing loan (2)
		Accrued loan interest	Nil	33,554
Tianjin Jinshi	Common	Short-term	6% p.a.	179,264
Pharmaceutical Co	shareholders	interest-bearing loan (2)
Ltd		Accrued loan interest	Nil	12,301
Tianjin Jintan Real Estate exploitation Co. Ltd	Common shareholders	Amount due from	Nil	12,805

Total				$4,080,216

(1) Advances to suppliers were paid to its related companies as the Company engages its related companies to source raw materials at cheaper prices.
(2) During 2006, the Company advanced some of its idle cash to the above related companies to earn interest.

There was no collateral for all the balances with the related companies. Accordingly, the Company considers that these amounts should not be reflected as a reduction of equity.

The Company advanced cash to parties related through common shareholders during 2006. The total of $3,720,819 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2006. On January 1, 2007, the Company renewed the terms of all the loans at the same terms for another one year. Total interest income on the loans for the years ended December 31, 2006 and amounted to $181,810.

The amounts due from related companies as of December 31, 2005 consisted of the followings:

	Relationship with the Company		Interest rate	Amount
Name		Nature

Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co., Ltd.	Advances to	Nil	$251,718
		suppliers (1)
		Short-term interest-bearing loan (2)	6% p.a.	727,551
		Purchase deposits (1)	Nil	86,739
		Other prepayment	Nil	19,686
		Accrued loan interest	Nil	43,808
Tianjin Golden World Group Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	527,232
		Accrued loan interest	Nil	26,087
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	413,497
		Accrued loan interest	Nil	19,190
Tianjin Nanfang Medicine Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	421,303
		Purchase deposits (1)	Nil	86,739
		Accrued loan interest	Nil	1,988
Tianjin Jinshi Pharmaceutical Co Ltd	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	74,348
		Accrued rental expenses (3)	Nil	(31,672)
		Accrued loan interest	Nil	2,982
Total				$2,671,196

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

The Company advanced cash to parties related through common shareholders during 2005. Out of the total $2,671,196, $507,265 was interest-free, unsecured and due on December 31, 2005. The remaining $2,163,931 bore an interest rate of 6% per annum and was also unsecured. All of them were due for repayment on December 31, 2005. On January 1, 2006, the Company extended the term for another 1 year from January 1, 2006 to December 31, 2006 at an interest rate of 6% per annum. Total interest income on the loans for the year ended December 31, 2005 amounted to $67,993.

The Company advanced cash of $931 to a shareholder during 2005 as prepayment of rental expenses.

6. PROPERTY AND EQUIPMENT

	December 31, 2006	December 31, 2005

Machinery and equipment	$308,915	$298,622
Computer equipment	20,610	16,785

	329,525	315,407

Less: Accumulated depreciation	(199,024)	(138,684)

	$130,501	$176,723

Depreciation expense was $54,800 and $59,848 for the years ended December 31, 2006 and 2005, respectively.

7. DEFFERED SUBSIDY INCOME

The amounts represent subsidies for hi-tech projects granted by the PRC government.

In 2006 and 2005, a subsidy in the amount of $6,297 and $37,174, respectively, was approved to be granted and was paid to the Company for financing the Company’s research and development activities which meet the Good Manufacturing Practices Standard (“GMP Standard”). $18,373 was put into use during 2005. According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or loan from such company which the Company will need to repay. However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities. Since the final treatment of this fund was not confirmed in 2006, the Company deferred the amounts and will recognize them as other income only when the Company meets the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

8. TAX PENALTY

Our subsidiary, Zhongjin, is registered in the PRC and is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax, and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, Zhongjin was granted a tax holiday and exempted from PRC’s Enterprise Income Tax. While Zhongjin has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, Zhongjin has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of Zhongjin for its fourth quarter in fiscal year 2005. Although Zhongjin paid the penalty for 2005 and has recorded its taxes due to the PRC for the year ended 2006, Zhongjin has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future.

9. INCOME TAXES

The components of income (loss) before taxes are as follows:

	December 31, 2006	December 31, 2005

US – Genex	$(191,442)	$(150,524)
PRC – TZBD	1,217,317	1,103,890

	$1,025,875	$953,366

US

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United State of America at a maximum rate of 34%. For the year ended December 31, 2006 and 2005, the estimated tax losses available for the US corporation for carryforward was $411,966 and $220,524, respectively. For the years ended December 31, 2006 and 2005, there are no income tax (benefit) expenses.

The management of the Company has no intention to distribute dividends from its PRC subsidiary to its US parent, which is the primary way that the US parent would be able to recognize income. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future. No other significant deferred tax assets or liabilities existed at December 31, 2006 and 2005.

The Company has not yet filed its US tax return for the years 2006 and 2005.

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

The provision for taxes on earnings consisted of:

	December 31, 2006	December 31, 2005

Current PRC income tax expenses:
Enterprise Income Tax	$406,912	$328,352

The reconciliation between PRC income taxes at the statutory rate and the Company’s provision for income taxes at December 31, 2006 are as follows:

	December 31, 2006	December 31, 2005

Computed tax at the PRC statutory rate of 33%	$406,912	$364,284
PRC tax holiday and tax reduction	-	(35,932)

	$406,912	$328,352

As of December 31, 2006 and 2005, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

10. STATUTORY RESERVES

The PRC subsidiary is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation. Before January 1, 2006, Tianjin was also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare of the Group. Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required.

Tianjin Zhongjin, PRC subsidiary, is required to set aside at least a 10% of its net income as reported in its PRC statutory accounts on an annual basis to the Reserve Fund. Once the total Reserve Fund reaches 50% of the registered capital of Tianjin Zhongjin, further appropriations are discretionary. Tianjin Zhongjin also set aside a portion of its net income as reported in its PRC statutory accounts, at the discretion of its board of directors, on an annual basis to the Welfare Fund.

As of December 31, 2006, $288,470 has been appropriated from retained earnings and set aside for Statutory Surplus Reserve Fund; $144,234 has been appropriated from retained earnings and set aside for welfare fund.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

11. DIRECTORS’ AND OFFICERS’ COMPENSATION

For the fiscal year ended December 31, 2006, the Company paid an aggregate of approximately $ 7,692 to its senior executive officers.

The Company currently does not have any option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the years ended December 31, 2006 and 2005, there were no warrants or options granted.

12. EARNINGS (LOSS) PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of December 31, 2006, or 2005 which had the effect of reducing the reported net loss per share. (See note 12.)

13. COMMITMENTS AND CONTINGENCIES

a. Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholders. On June 1, 2007, the Company renewed the existing leases, upon their expiry on May 31, 2007, for another two years from June 1, 2007 to May 31, 2009 based on the current terms. The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2006.

December 31, 2006

Year 2007	$27,204
Year 2008	27,204
Year 2009	11,335

Minimum lease payments	$65,743

The total rental expense incurred for the years ended December 31, 2006 and 2005 were $27,204 and $17,512, respectively.

b. PRC income tax

The Company’s subsidiary, Tianjin Zhongjin Biology Development Co., Ltd. (TZBD), being registered in the PRC is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC’s Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for it’s forth quarter in fiscal year 2005. TZBD has recognized the full amount of such penalty as expense (see Note 8) and provided tax on its income for the period from the expiry of its tax holiday through December 31, 2006 at the statutory rate of 33% in the financial statements for the year ended December 31, 2006. In the event that TZBD’s application for tax holiday extension fails, it may be subject to further penalty for late filing of tax return. However, as reasonable estimation can be made, no further provision for tax penalty is made.

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

14. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of December 31, 2006 and 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2006 and 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the years ended December 31, 2006 and 2005, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2006 and 2005 also arose in the PRC.

The largest ten customers in the year 2006 included both medical device resellers and hospitals, and accounted for approximately 42% of the Company’s total revenues for 2006, of which the largest three customers accounted for 8%, 7% and 5%, respectively. The Company’s medical device customers represent 32% of all sales, and direct sales to hospitals account for 68% of sales, in 2006. The Company has entered into sales agency agreement with major medical device resellers in 2006. Those agency agreements provide for, among others, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

The largest ten customers in the year 2005 included both medical device resellers and hospitals, and accounted for approximately 46% of the Company's total revenues for 2005, of which the largest three customers accounted for 8.3%, 7.7% and 6.2%, respectively. The Company's medical device customers represent 40% of all sales, and direct sales to hospitals for 60% of sales, in 2005. The Company has entered into sales agreements with major medical resellers in 2005. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s primary operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

16. SUBSEQUENT EVENT

On January 24, 2007, Mr. Song, Fuzhi, Director and CEO of the company, issued a loan to Tianjin Zhongjin Biology Development Co., Ltd. (TZBD) through the trust with Shanghai Pudong Bank for $537,793 with the term of one year and interest bearing at 9% per annum.