Form 10QSB
period 2007-03-31
Genex Pharmaceutical, Inc.
filed 2007-12-31
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007

OR

☐        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to _________

Commission file number 333-102118

GENEX PHARMACEUTICAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0383571
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1801 Guangyin Building, Youyibeilu,
Hexi District, Tianjin City, China	300074
(Address of Principal Executive Offices)	(Zip Code)

+86 22 23370440
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2007, there were 17,845,732 shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐          No ☒

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

 PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

(Amounts expressed in U.S. dollars)

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$79,793	$192,198
Accounts receivable, net of allowance of $84,445 and $55,572 as of March 31, 2007 and December 31, 2006, respectively	734,728	708,717
Other receivables	290,285	172,975
Inventories (note 4)	453,722	460,378
Due from related parties (note 5)	4,916,866	4,080,216
Total current assets	$6,475,394	$5,614,484
Property, plant and equipment, net (note 6)	118,818	130,501
Total assets	$6,594,212	$5,744,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13,616	$4,640
Accrued payroll and welfare expenses	221,950	238,803
Accrued operating expenses	476,755	343,782
Advances from customers	201,486	371,325
Income tax payable	781,966	675,082
Due to director (note 5)	543,043	-
Total current liabilities	$2,238,816	$1,633,632
Deferred subsidy income (note 7)	45,254	44,817
Total liabilities	$2,284,070	$1,678,449
Commitments and contingencies (note 13)

Stockholders' Equity
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued
Common stock; $0.0001 par value; 30,000,000 shares authorized; 17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve (note 10)	469,307	432,704
Accumulated other comprehensive income	254,496	209,583
Retained earnings	2,437,609	2,275,519
	$4,310,142	$4,066,536
Total liabilities and stockholders' equity	$6,594,212	$5,744,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Amounts expressed in U.S. dollars)

(Unaudited)

	March 31, 2007	March 31, 2006

Sales	$731,904	$602,377
Cost of goods sold	(104,476)	(52,681)
Gross profit	$627,428	$549,696

Operating expenses
Selling expenses	(237,336)	(125,008)
General and administrative expenses	(126,582)	(170,837)
Total operating expense	(363,918)	(295,845)

Income from operations	$263,510	$253,851

Other income
Interest income, net	55,377	36,234
Total other income	$55,377	$36,234

Income before income tax	318,887	290,085

Income tax	(120,194)	(6,927)

Net income available for common stockholders	$198,693	$283,158

Other comprehensive income
Foreign currency translation adjustments	44,913	24,681

Comprehensive Income	$243,606	$307,839

Net income per share - basic and diluted	$0.01	$0.016

Weighted average number of shares outstanding - basic and diluted	17,845,732	17,845,732

Dividends per share	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Amounts expressed in U.S. dollars)

(Unaudited)

	March 31, 2007	March 31, 2006
Cash flow from operating activities
Net income	$198,693	$283,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	13,473	14,085
Provision for doubtful debts	28,193	18,345
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(136,492)	(215,346)
Decrease in amount due from a shareholder	-	933
Decrease in inventories	11,096	12,927
Increase in deposit and prepayment	(25,759)
(Decrease) increase in accounts payable and accrued liabilities	113,372	(69,929)
Decrease (increase) in income tax payable	99,808	(1,887)
(Increase) decrease in advances from customers	(172,620)	59,945

Net cash provided by (used in) operating activities	$129,764	$102,231

Cash flows from investing activities
Purchase of property and equipment	(579)	-
Net cash flows from investing activities	$(579)	$-

Cash flows from financing activities
Due to shareholder	540,401	-
Due from related parties	(783,310)	(267,398)
Net cash flows from financing activities	$(242,909)	$(267,398)
Effect of exchange rate changes on cash	1,319	1,529

Net decrease in cash and cash equivalents	(112,405)	(163,638)

Cash and cash equivalents, at beginning of period	$192,198	$296,194

Cash and cash equivalents, at end of period	$79,793	$132,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Amounts expressed in US dollars)
(UNAUDITED)

1. a) DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”) was founded in the People's Republic of China on February 10, 2003.  TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China.  The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004.  The operating period of the business license is from February 10, 2003 to February 9, 2053.  TZBD is primarily engaged in the production and sales of Reconstituted Bone Xenograft (“RBX”) solely in the People's Republic of China.  All of its customers are hospitals and medical device resellers in the People's Republic of China.  Marketing is either through distributors or through TZBD's sales offices in various cities in China.

On June 17, 2004, TZBD consummated a share purchase agreement (“Share Purchase Agreement”) with KS E-Media Holdings, Inc. (“KSE”), a Delaware corporation, under which TZBD shareholders sold 100% undivided interest in TZBD to KSE, in exchange for 3,658,375 shares of KSE.  As a part of the agreement, KSE cancelled 2,212,500 shares of its issued and outstanding stock owned by its former president.  Within ten (10) days from the Closing Date of this transaction, KSE effectuated a four-for-one forward split of the KSE Common Shares by way of stock dividend.  On June 17, 2004, KSE was renamed Genex Pharmaceutical, Inc (the “Company”).

KSE was incorporated in the State of Delaware on February 28, 2002.  KSE was a start-up stage Internet-based fulfilment company based in Vancouver, BC, Canada.  Through June 17, 2004, KSE was considered a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  KSE filed a SB-2 Registration Statement with the United States Securities and Exchange Commission (the “SEC”) on December 23, 2002 that was declared effective on May 7, 2003.

As a condition to the Share Purchase Agreement, KSE sold its business operations, as they existed immediately before the closing of the Share Purchase Agreement to Mr. Mayur Pandya, then president and CEO of KSE, for a consideration of 2,212,500 shares of KSE's common stock being returned to the Company by Mr. Mayur Pandya.  Consequently, KSE became a non-operating shell.

According to the terms of the share exchange agreement, control of the Company passed to the former shareholders of TZBD.  Pursuant to the SEC's accounting interpretation and guidance, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance rather than a business combination.  Accordingly, for accounting purposes, the acquisition of TZBD by KSE was treated as a “reverse acquisition” while the cost of the acquisition was measured based on the value of KSE's net tangible assets and no goodwill or intangible asset were recorded.

1. b) OWNERSHIP OF A PRC SUBSIDIARY

According to the prevailing relevant PRC laws and regulations, foreign ownership of TZBD is prohibited unless government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained.  Genex has entered into agreements with the original stockholders of TZBD in respect of the transfer of legal title of the equity interest in TZBD to Genex.  However, Genex has not submitted an application for the change of the equity interest in TZBD since the agreements were entered into.

Management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD.  However, in the event that the Company fails to obtain necessary approvals from the offices noted above, there is the risk that the Company may not have equity interest in TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD including repatriation of capital, distribution of profits, etc.

In light of this, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the “Consigners”), the legal shareholders of TZBD.  The trusteeship agreement took effect on June 17, 2004 and stipulates that the Consigners hold all the equity shares in TZBD in trust for the Company and that the Company shall have the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares in TZBD.

On the same date, the Company entered into a contract for management services with TZBD.  The contract for management services took effect on June 17, 2004 and stipulates that the Company shall provide management, administrative and related services to TZBD, and, in return, TZBD shall pay to the Company a base annual fee of RMB1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim financial statements should be read in conjunction with the Company's annual audited financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and an allowance is made to write down the inventories to the market value, if the market value is lower than cost.

Accounts receivable and allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable.  This analysis by management is based on the composition of accounts receivable, analysis of historical bad debts, customer concentrations, customer credit worthiness, an analysis of current economic and business trends, as well as changes in customer payment patterns.  The Company has no specific terms of the sales.  The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible.  For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

As of March 31, 2007 and December 31, 2006, the Company recorded $84,445 and $55,572 as general allowance for doubtful and long overdue accounts, respectively.

Advances from customers

The Company's customers advance payments to the Company for purchase orders.  The advances are interest free and unsecured.  The advances from customers amounted to $201,486 and $371,325 as of March 31, 2007 and December 31, 2006, respectively.

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

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2007, there were no significant impairments of its long-lived assets.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The company had recorded foreign currency translation gains of $44,913 and $24,681 for the three months ended March 31, 2007 and 2006, respectively.  Consequently for the periods ended March 31, 2007 and 2006, the comprehensive income was $243,606 and $307,839, respectively.

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

a)

Sale of products to hospitals

The Company's major customers consist of hospitals.  Revenue from the sale of products to hospitals is recognized when the products have been delivered to the hospitals and the products have been applied by the hospitals to the patients during the course of medical treatment.  As such, there is no sales return after the revenue is recognized.

b)

Sale of products to distributors

The Company sells its products through medical device resellers who have the right of return for 6 months.  Revenues from sales of products through medical device resellers are recognized when the medical device resellers confirm the goods have been sold and will not be returned.

Sales are presented net of value added tax (VAT).

Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2007 and 2006 were insignificant.

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

As of March 31, 2007, the Company did not have any stock-based compensation programs.

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

Statutory reserves

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution.  The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund.  Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonuses and/or cash dividends.  The statutory common welfare fund is non-distributable and is restricted for the capital expenditure for the collective benefits of all the staff of the Company's employees.  During the three months ended March 31, 2007 and 2006, no dividend had been declared by TZBD.

Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC's currency and the Company's functional currency.  The unit of Renminbi is in Yuan.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Cumulative translation adjustment amount and translation adjustment gain at and for the three months ended March 31, 2007 amounted to $44,913.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies.  In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11:US$1.00 as of July 21, 2005.  The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day.  The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ± 0.3% around the unified exchange rate published by the People's Bank of China.  This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

TZBD's assets and liabilities at March 31, 2007 and its statement of operation for the three months then ended were translated at the rates of RMB7.7342:US$1.00 and RMB7.7720:US$1.00, respectively, whereas its assets and liabilities as of March 31, 2006, and its statement of operation for the three months then ended were translated at the rates of RMB8.0170:US$1.00 and RMB8.0491:US$1.00, respectively.  No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  Significant estimates include the determination of allowance for doubtful accounts, inventory valuation and accrued liabilities.  However, actual results could differ materially from those results.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.  All revenue is from customers in the People's Republic of China.  All of the Company's assets are located in the People's Republic of China.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amended several other FASB Statements. SFAS No. 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on the Company's consolidated results of operations or financial position.

The FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes", in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008. The Company continues to evaluate the impact of this interpretation, and does not anticipate its adoption will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company's consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Cobinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

4. INVENTORIES

	March 31, 2007	December 31, 2006

Raw materials and packing materials	$27,788	$19,306
Work-in-progress	287,971	307,722
Finished goods	137,963	133,350
	$453,722	$460,378

5. DUE FROM / (TO) RELATED PARTIES AND DIRECTOR

The amounts due from related companies as of March 31, 2007 consisted of the following:

Name	Relationship with the Company	Nature	Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co.	Advances to suppliers (1)	Nil	$ 262,654
		Short-term interest-bearing loan (2)	6% p.a.	1,785,768
		Other prepayment	Nil	2,729
		Accrued loan interest	Nil	137,610
Tianjin Golden World Group Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	1,105,480
		Accrued loan interest	Nil	86,389
		Amount due to	Nil	(200,872)
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	793,489
		Accrued loan interest	Nil	62,985
Tianjin Nanfang Medicine Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	563,730
		Accrued loan interest	Nil	42,337
Tianjin Jinshi Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	245,662
		Accrued loan interest	Nil	15,783
Tianjin Jintan Real Estate Exploitation Co. Ltd	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	12,930
		Accrued loan interest	Nil	194
Total				$ 4,916,866

DUE TO DIRECTOR

Name	Relationship with the Company	Nature	Interest rate	Amount
Mr. Song, Fuzhi	Directors	Short-term interest-bearing loan (3)	9% p.a.	543,043

(1) Advances to suppliers were paid to the Company's related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during the three months ended March 31, 2007. The total principal amount of $4,507,058 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2007. There was no collateral for any of the balances with the related companies. Total interest income on the loans for the three months ended March 31, 2007 and 2006 amounted to $63,572 and $36,408, respectively. These amounts have been accrued but have not been paid.

(3) On January 24, 2007, Mr. Song, Fuzhi, Director and CEO of the company, issued a loan to TZBD through the trust with Shanghai Pudong Bank for USD 543,043 with a term of one year and interest bearing at 9% per annum.

The amounts due from related companies as of December 31, 2006 consisted of the following:

Name	Relationship with the Company	Nature	Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co.	Advances to suppliers (1)	Nil	$ 260,114
		Short-term interest-bearing loan (2)	6% p.a.	1,187,176
		Other prepayment	Nil	6,418
		Accrued loan interest	Nil	112,658
Tianjin Golden World Group Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	1,043,574
		Accrued loan interest	Nil	69,900
		Amount due to	Nil	(198,942)
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	785,817
		Accrued loan interest	Nil	50,589
Tianjin Nanfang Medicine Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	524,988
		Accrued loan interest	Nil	33,554
Tianjin Jinshi Pharmaceutical Co., Ltd.	Common shareholders	Short-term interest-bearing loan (2)	6% p.a.	179,264
		Accrued loan interest	Nil	12,301
Tianjin Jintan Real Estate exploitation Co. Ltd	Common shareholders	Amount due from	Nil	12,805
Total				$ 4,080,216

(1) Advances to suppliers were paid to the Company's related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during 2006. The total principal amount of $3,720,819 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2006. There was no collateral for all the balances with the related companies. On January 1, 2007, the Company renewed the terms of all the loans on the same terms for one more year. Total interest income on the loans for the year ended December 31, 2006 amounted to $181,810. These amounts have been accrued but have not been paid.

The Company is building a new 111,116 square foot factory. The application, approval and construction of the facility is in the name of a Tianjin Jinshi Group, a related party of the Company. The project is expected to involve an investment of approximately $12 million. As of March 31, 2007, the Company financed approximately $4.5 million of the new facility in part through the related party loans described above. Tianjin Jinshi Group and its subsidiaries have financed the remainder of the project.

6. PROPERTY AND EQUIPMENT

	March 31, 2007	December 31, 2006

Machinery and equipment	$312,513	$308,915
Computer equipment	20,811	20,610
	$333,324	$329,525

Less: Accumulated depreciation
Machinery and equipment	(198,688)	(183,920)
Computer equipment	(15,818)	(15,104)
	$118,818	$130,501

Depreciation expense was $13,473 and $14,141 for the three months ended March 31, 2007 and 2006, respectively.

7. DEFERRED SUBSIDY INCOME

The amounts represent subsidies for hi-tech projects granted by the PRC government.

This subsidy was approved to be granted and was paid to the Company for financing the Company's research and development activities which meet the Good Manufacturing Practices Standard (“GMP Standard”) in 2005.  According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or loan from such company which the Company will need to repay.  However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy.  Therefore, the amount is included under non-current liabilities.  Since the final treatment of this fund may not be confirmed on March 31, 2007, the Company deferred its recognition as other income only when the Company met the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

8. TAX PENALTY

Our subsidiary, TZBD, is registered in the PRC and is subject to PRC's Enterprise Income Tax.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax, and tax returns should be filed on a quarterly basis.  However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return.  As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005.  Although Zhongjin paid the penalty for 2005 and has recorded its taxes due to the PRC for the period ended March 31, 2007 and the year ended 2006, Zhongjin has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future. Please refer to Note 13 for additional information.

9. INCOME TAXES

The components of income (loss) before taxes are as follows:

	Three months ended March 31,
	2007	2006

US – Genex	$(45,334)	$(20,000)
PRC – TZBD	364,221	310,085
	$318,887	$290,085

US

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled.  The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%.  For the three months ended March 31, 2007 and 2006, the estimated tax losses available for the Company for carryforward were $457,300 and $240,524, respectively.  For the three months ended March 31, 2007 and 2006, there are no income tax (benefit) expenses.

The management of the Company has no intention of distributing dividends from its PRC subsidiaries to its US parent, which is the primary way that the US parent would be able to recognize income.  Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future.  No other significant deferred tax assets or liabilities existed at March 31, 2007 and December 31, 2006.

The Company has not yet filed its US tax return for the years 2006 and 2005.

PRC

TZBD is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. Provision for taxes on earnings of the PRC subsidiary was calculated based on the prevailing accounting standards in the PRC.

The provision for taxes on earnings consisted of:

	Three months ended March 31,
	2007	2006
Current PRC income tax expenses:
Enterprise Income Tax	$120,194	$6,927

As of March 31, 2007, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

10. STATUTORY RESERVES

The PRC subsidiary is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund.  Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary.  The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP.  The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.  Before January 1, 2006, TZBD is also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare of the Group.  Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required.

TZBD is required to set aside at least a 10% of its net income as reported in its PRC statutory accounts on an annual basis to the Statutory Surplus Reserve Fund.  Once the total Reserve Fund reaches 50% of the registered capital of TZBD, further appropriations are discretionary.  TZBD also set aside a portion of its net income as reported in its PRC statutory accounts, at the discretion of its board of directors, on an annual basis to the Statutory Surplus Welfare Fund.

As of March 31, 2007, $24,403 has been appropriated from retained earnings and set aside for the Statutory Surplus Reserve Fund; $12,200 has been appropriated from retained earnings and set aside for Statutory Surplus Welfare Fund.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so.  These reserves are not distributable as cash dividends.

11. DIRECTORS' AND OFFICERS' COMPENSATION

For the period ended March 31, 2007, the Company paid an aggregate of approximately $1,930 to its senior executive officers.

The Company currently does not have any option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the period ended March 31, 2007 and the years ended December 31, 2006, there were no warrants or options granted.

12. EARNINGS PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding.  Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  There were no potentially dilutive financial instruments as of March 31, 2007 and 2006 which had the effect of reducing the reported net earnings per share.

13. COMMITMENTS AND CONTINGENCIES

a)

Operating leases

The Company is renting its production facility and its administrative offices from related parties through a major shareholder.  On June 1, 2007, the Company renewed the existing leases, upon their expiration on May 31, 2007, for another two years from June 1, 2007 to May 31, 2009 based on the current terms of the leases.  The following are the approximate minimum lease payments that will have to be made in the years indicated below based on the operating leases in effect as of March 31, 2007:

March 31, 2007

Remaining of Year 2007	$20,256
Year 2008	27,204
Year 2009	11,335
Minimum lease payments	$58,795

The total rental expense incurred for the three months ended March 31, 2007 and 2006 were $6,948 and $4,457, respectively.

b)

PRC income tax

The Company's subsidiary, TZBD, is registered in the PRC and is subject to PRC's Enterprise Income Tax.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax and tax returns should be filed on a quarterly basis.  However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return.  TZBD has provided tax on its income for the period from the expiration of its tax holiday through March 31, 2007 at the statutory rate of 33% in the financial statements for the three months ended March 31, 2007.  In the event that TZBD's application for tax holiday extension fails, it may be subject to penalty for the late filing of its tax returns. However, since no reasonable estimation of the amount of tax penalty can be made, no further provision for a tax penalty has been made.

The provision for income taxes on the earnings of TZBD, calculated based on the prevailing accounting standards in China, for the three months ended March 31, 2007 and 2006 was $120,194 and $6,927, respectively. The tax expense for the period ended March 31, 2007 was accrued based on the provisions for income taxes on earnings, but only $20,385 has been paid. The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006. Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC. (If this is the case, the income tax expense disclosed in the statement of income for the periods ended March 31, 2006 and March 31, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and March 31, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively).

Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the US.

c)

Litigation

The Company is not a party to any pending or any threatened legal proceedings.  None of the Company's directors, officers or affiliates, or owners of record of more than five percent (5%) of the Company's securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

14. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2007 and December 31, 2006.  The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2007 and the year ended December 31, 2006, all of the Company's sales arose in the PRC.  In addition, all accounts receivable as of March 31, 2007 and December 31, 2006 also arose in the PRC.

The largest ten customers for the three months ended March 31, 2007 included both medical device resellers and hospitals, and accounted for approximately 44% of the Company's total revenues for the three months ended March 31, 2007, of which the largest three customers accounted for 6%, 5% and 5%, respectively.  Purchases of the Company's medical device customers represent 38% of all sales, and direct sales to hospitals account for 62% of sales, for the three months ended March 31, 2007.  The Company has entered into sales agreements with major medical device resellers in 2007.  The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

The largest ten customers for the three months ended March 31, 2006 included both medical device resellers and hospitals, and accounted for approximately 50% of the Company's total revenues for the three months ended March 31, 2006, of which the largest three customers accounted for 9.84%, 9.82% and 5.43%, respectively.  Purchases of the Company's medical device customers represent 31% of all sales, and direct sales to hospitals account for 69% of sales, for the three months ended March 31, 2006.  The Company has entered into sales agreements with major medical resellers in 2006.  The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are conducted solely in the PRC.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

The Company's operating assets and primary sources of income and cash flows are its interest in its subsidiary in the PRC.  The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets.  The PRC government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978.  There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC.  There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavourable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

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

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW

The Company prepares its statements of cash flows using the indirect method as defined under Financial Accounting Standard No. 95.

The Company paid $20,385 and $6,927 for income taxes during the three months ended March 31, 2007 and 2006, respectively.

Item 2 – Management's Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10-QSB contains forward-looking statements.  These statements relate to future events or the Company's future financial performance.  The Company has attempted to identity forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, estimates”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements.  The Company's expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. (“Genex”), was incorporated in the State of Delaware on February 28, 2002.  Prior to June 17, 2004, Genex was considered a development stage company.  Genex was a start-up Internet-based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”), a company formed under the laws of the People's Republic of China (the “PRC” or  “China”), and the shareholders of TZBD (the “Share Purchase Agreement”).  Under the terms of the Share Purchase Agreement, Genex acquired 100% of TZBD's shares in exchange for 3,658,375 restricted shares of Genex's common stock which were issued to the shareholders of TZBD.  On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated and TZBD became a wholly owned subsidiary of Genex (Genex and TZBD are collectively referred to as the “Company”).  On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock, and on June 29, 2004, changed its name to the present name.

Although the Share Purchase Agreement was consummated, under current PRC laws and regulations, foreign ownership of TZBD is prohibited unless the Company obtains government approvals from the Tianjin offices of the State Administration of Foreign Exchange (“SAFE”), the Ministry of Commerce, and the State Administration for Industry and Commerce.  Failure to obtain government approval may result in the Company's inability to enjoy the benefits of legal ownership, including repatriation of capital and distribution of profits.

The Company has yet to submit applications to receive government approval of the transfer of TZBD's equity interest; however, to protect its interest in TZBD, the Company entered into a trusteeship agreement and a contract for management services on May 19, 2006.  Both the trusteeship agreement and the contract for management services became effective as of June 17, 2004.  Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of TZBD, the equity shares in TZBD are to be held in trust for the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares.  The contract for management services entered into by the Company and TZBD requires the Company to provide management, administrative and related services to TZBD in exchange for a base annual fee of Renminbi (“RMB”) 1,000 and a floating fee equal to TZBD's gross revenues less its gross expenses for each payment period.

TZBD'S Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Shuli Zhang has been appointed the Company's Chief Financial Officer and Treasurer, and Ms. Sufen Ai has been appointed the Company's Secretary.

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the term “Genex” shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the consummation of the Share Purchase Agreement.  Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms “TZBD”, the “Company”, “we” and “our” shall refer to the operations of Genex Pharmaceutical, Inc. on or after the consummation of the Share Purchase Agreement on June 17, 2004.

About TZBD

TZBD is incorporated under the laws of the PRC and is headquartered in Tianjin, China.  TZBD engages in the business of producing and distributing Reconstituted Bone Xenograft (“RBX”), which is considered a medical device that accelerates bone healing.  TZBD solely markets its medical devices to hospitals and medical device resellers in China and aims to position itself as a comprehensive provider of bone grafting products and services.  Presently, TZBD distributes its medical devices to more than 450 hospitals in 24 provinces throughout China.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues

The Company generated revenues of $731,904 for the three months ended March 31, 2007, which was a $129,527, or 21.5%, increase from generated revenues of $602,377 for the three months ended March 31, 2006.  The significant increase in revenues was mainly due to increased marketing efforts contributed by the Company's sales team during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Gross profit

Gross profit increased by $77,732, from $549,696 for the three months ended March 31, 2006 to $627,428 for the three months ended March 31, 2007.  Gross margin was 85.73% for the first quarter ended March 31, 2007, a decrease of 5.52% from 91.25% for the same period in 2006.  The decrease of gross profit margin was mainly due to more repair & maintenance fees incurred in the first quarter of 2007, which were associated with the factory plant.

Selling expenses

Selling expenses increased by $112,328 from $125,008 for the three months ended March 31, 2006, to $237,336 for the three months ended March 31, 2007.  The increase in selling expenses is attributable to various expenses associated with marketing the Company's products and in particular, increasing acceptance of the Company's products within the medical community in China. The increase in selling expenses included expenses associated with conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company's products, and providing additional training for Company employees. Payment for these expenditures was in large part made through a consulting firm engaged by the Company during the first quarter of 2007 to assist with the management and coordination of these activities.

General and administrative expenses

General and administrative expenses decreased by $44,255 to $126,582 for the three months ended March 31, 2007 from $170,837 for the three months ended March 31, 2006.  This was primarily due to decreases in office expenses for the three months ended March 31, 2007.

Other income

Interest income, net of interest expenses for the three months ended March 31, 2007 increased to $55,377 from $36,234 for the three months ended March 31, 2006 due to an increase in interest-bearing cash advances to related parties during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  These amounts have been accrued but have not been paid.

Income tax provision

We are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which we are domiciled.  The Company is a Delaware corporation and is subject to the corporation income taxes of the United States at a maximum rate of 34%.  TZBD, located in the city of Tianjin, China, is subject to Enterprise Income Tax in China at a rate of 33% on net profits.  However, based on local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to the high technology content of its business.  The provision for income taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the three months ended March 31, 2007 and 2006 was $120,194 and $6,927, respectively.  The tax expense for the period ended March 31, 2007 was accrued based on the provisions for income taxes on earnings, but only $20,385 has been paid.  The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006.  Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC.  If this is the case, the income tax expense disclosed in the statement of income for the periods ended March 31, 2006 and March 31, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and March 31, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively. Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the US.

Net income

The Company recorded a net income of $198,693 for the three months ended March 31, 2007 as compared to a net income of $283,158 for the three months ended March 31, 2006.  This decrease in net income was primarily due to the increase in selling expenses.

Financial Condition, Liquidity and Capital Resources

Operating

For the three months ended March 31, 2007, net cash provided by our operating activities was $129,764 as compared to net cash provided by operating activities of $102,231 for the three months ended March 31, 2006.

Investing

For the three months ended March 31, 2007, the Company utilized $579 in investing activities related to the acquisition of new equipment.

Financing

For the three months ended March 31, 2007, net cash used in financing activities was $242,909 as compared to net cash used in financing activities of $267,398 for the three months ended March 31, 2006, a decrease of $24,489, or 9.16%.  The loan obtained from Mr. Fuzhi Song increased net cash provided by financing activities by $540,401.  However, this amount was largely offset by an increase in cash used for financing activities of $515,912, which mainly consisted of short-term interest-bearing loans made by the Company to related parties.  Despite the increase in short-term interest-bearing loans to related parties during the period, the Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

As of March 31, 2007, we had cash on hand of $79,793.  We had a net decrease in cash and cash equivalents of $112,405 in the current period as compared to a net decrease of $163,638 in the corresponding period last year.  The decrease in cash for the first quarter of 2007 was mainly due to additional loans made by the Company to subsidiaries of the Tianjin Jinshi Group in the amount of $783,310, which amount was partially offset by the $540,401 loan to the Company from Mr. Fuzhi Song.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

The Company is currently building a new 111,116 square foot factory.  The construction began in October 2006 and is expected to be completed in October 2007.  The application, approval and construction of the facility is in the name of Tianjin Jinshi Group, a related party of the Company.  Mr. Song, our company's Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group.  The investment of the project is expected to be approximately $12 million.  As of March 31, 2007, the Company financed approximately $4.5 million of the new facility pursuant to related party transactions.  The remainder of the new facility has been financed by Tianjin Jinshi Group and its subsidiaries.

On January 24, 2007, TZBD entered into a trust loan agreement with Shanghai Pudong Development Bank with Mr. Song, our Company's Chairman of the Board of Directors, Chief Executive Officer and President, serving as the trustor.  The loan was made for $543,043 with a term of one year and interest bearing at 9% per annum.  The purpose of the loan is for the scale production of guided bone biological medical active material.

We did not have any significant capital expenditure commitment outstanding as of March 31, 2007.

Exchange Rate

Fluctuations in currency exchange rates between the RMB and the United States dollar could adversely affect our business, since our sole investment conducts its business exclusively in China, and its revenues from operations is settled in RMB.  The Chinese government controls its foreign reserves through restrictions on imports and conversion of RMB into foreign currency.  Although the RMB to United States dollar exchange rate has been stable since January 1, 1994 and the Chinese government has stated its intention to maintain the stability of the RMB's value, there can be no assurance that exchange rates will remain stable.  The RMB could devalue against the United States dollar.  Exchange rate fluctuations may adversely affect our revenue arising from the sales of products in China and denominated in RMB and our financial performance when measured in United States dollars.

The Company maintains its books and accounting records in RMB, the PRC's currency and the Company's functional currency.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Cumulative translation adjustment amount and translation adjustment gain at March 31, 2007 amounted to $254,496.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies.  The People's Bank of China (the “Bank of China”) announces the closing price of a foreign currency, such as the United States dollar, traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day.  The closing price then becomes the unified exchange rate for trading against the RMB on the following working day.  The daily trading price of the United States dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the Bank of China.  This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.  At March 31, 2007, the announced closing price of RMB to US$1.00 was 7.7342.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the our fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this statement will impact our consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amended several other FASB Statements. SFAS No. 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on our consolidated results of operations or financial condition.

The FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes", in July 2006 .This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for us in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate its adoption will have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when quantifying misstatements in Current Year Financial Statements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 has not had a material impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. We do not believe that adoption of these standards will have any impact on our financial statements.

Our management does not expect these recent pronouncements to have a material impact on our financial position or results of operations.

Item 3 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective.

First, we are unable to timely and accurately close books and records at the end of each reporting period, which has resulted in our inability to meet our requirement to file timely our Form 10-QSB for the fiscal quarter ended March 31, 2007.  Management evaluated the impact of our inability to file timely periodic reports with the SEC on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to make this filing timely represents a material weakness.

Second, we do not maintain a sufficient complement of personnel with adequate depth, skill and expertise in U.S. generally accepted accounting principles and SEC rules and regulations.  Also, we do not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to file timely our reports, including this Form 10-QSB for the fiscal quarter ended March 31, 2007.  Management evaluated the impact of our lack of proficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represents a material weakness.

To address these material weaknesses, management is performing additional analyses and other procedures to evaluate the above referenced weaknesses in our disclosure controls and procedures.  Among the possible measures to remediate the material weaknesses is the hiring of additional employees who will allow us to close our books and records timely and accurately at the end of each reporting period and who are proficient in the application of U.S. generally accepted accounting principles, as well as SEC rules and regulations.  However, due to the limited financial resources of our Company, we may be unable to hire additional staff to address our deficiencies.  We will continue to evaluate and address our material weaknesses and consider appropriate remedial measures that are in line with our financial resources.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we did not issue any shares of common stock.

Item 3 – Defaults Upon Senior Securities.

None.

Item 4 – Submission of Matters to a Vote of Security Holders.

None.

Item 5 – Other Information.

None.

Item 6 – Exhibits.

Exhibit No.	Description
10.1	Agreement (letter of intent) dated March 10, 2007, between Tianjin Yulong Labor Service Co. Ltd. and Tianjing Zhonjin Biological Development Co. Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEX PHARMACEUTICAL, INC.

Dated: December 31, 2007	By: /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chairman of the Board of Directors, Chief
Executive Officer and President (Principal
Executive Officer)

Dated: December 31, 2007	By: /s/ Shuli Zhang
Name: Shuli Zhang
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)