Form 10QSB
period 2007-06-30
Genex Pharmaceutical, Inc.
filed 2008-01-28
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2007, there were 17,845,732 shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐          No ☒

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

 i

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Amounts expressed in US dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$468,523	$192,198
Notes receivable	20,727	—
Accounts receivable, net of allowance of $105,143 and $55,572 as of June 30, 2007 and December 31, 2006, respectively	851,512	708,717
Other receivables	226,018	172,975
Inventories (note 4)	432,747	460,378
Due from related parties (note 5)	5,172,385	4,080,216
Total current assets	$7,171,912	$5,614,484
Property, plant and equipment, net (note 6)	106,994	130,501
Total assets	$7,278,906	$5,744,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,381	$4,640
Accrued payroll and welfare expenses	247,821	238,803
Accrued operating expenses	405,356	343,782
Income tax payable	865,596	675,082
Advances from customers	239,927	371,325
Due to director (note 5)	551,507	—
Total current liabilities	$2,321,588	$1,633,632
Deferred subsidy income (note 7)	413,630	44,817
Total liabilities	$2,735,218	$1,678,449
Commitments and contingencies (note 13)

Shareholders’ Equity
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $ 0.0001 par value; 30,000,000 shares authorized, 17,845,732 shares issued	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve (note 10)	499,256	432,704
Accumulative other comprehensive income	330,361	209,583
Retained earnings	2,565,341	2,275,519
	$4,543,688	$4,066,536
Total liabilities and stockholders’ equity	$7,278,906	$5,744,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(Amounts expressed in US dollars, except number of shares)
(Unaudited)

	For The Three Month Period Ended June 30,		For The Six Month Period Ended June 30,
	2007	2006	2007	2006
Sales	$751,104	$536,457	$1,483,008	$1,138,834
Cost of goods sold	(100,143)	(56,640)	(204,619)	(109,321)
Gross profit	$650,961	$479,817	$1,278,389	$1,029,513
Operating expenses
Selling expenses	(337,001)	(198,683)	(574,337)	(323,691)
General and administrative expenses	(112,982)	(165,724)	(239,564)	(336,561)
Total operating expense	(449,983)	(364,407)	(813,901)	(660,252)
Income from operations	$200,978	$115,410	$464,488	$369,261
Other income
Interest income, net	55,171	41,902	110,548	78,136
Other income	$(127)	$—	$(127)	$-
Total other income	55,044	41,902	110,421	78,136
Income before income tax	256,022	157,312	574,909	447,397
Income tax	(98,341)	(154,823)	(218,535)	(161,750)
Net Income Attributable to Shareholders	$157,681	$2,489	$356,374	$285,647
Other comprehensive income
Foreign currency translation adjustments	75,865	9,729	120,778	34,410
Comprehensive Income	$233,546	$12,218	$477,152	$320,057
Weighted average common share - basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732
Net income per share - basic and diluted	$0.01	$0.00	$0.02	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(Amounts expressed in US dollars)
(Unaudited)

	For The Six Month Period Ended June 30,
	2007	2006
Cash flow from operating activities
Net income	$356,374	$285,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	27,042	28,219
Provision for doubtful debts	47,425	22,166
Changes in operating assets and liabilities:
Accounts and other receivables	(216,802)	(243,019)
Notes receivables	(20,567)	—
Related party receivables	—	—
Amount due from a shareholder	—	935
Inventories	38,926	10,966
Deposit and prepayment	(938)	-
Accounts payable and accrued liabilities	59,238	(28,350)
Income tax payable	170,697	145,971
Advances from customers	(137,593)	133,043

Net cash provided by (used in) operating activities	$323,802	$355,578

Cash flows from investing activities	$(579)	$(1,886)

Cash flows from financing activities
Due to directors	540,401	—
Proceeds from subsidy received	364,826	6,226
Due from related parties	(957,685)	(519,567)
Net cash flows from financing activities	(52,458)	(513,341)

Effect of exchange rate changes on cash	$5,560	$2,394

Net decrease in cash and cash equivalents	276,325	(157,255)

Cash and cash equivalents, at beginning of period	$192,198	$296,194

Cash and cash equivalents, at end of period	$468,523	$138,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006

(Amounts expressed in US dollars)
(UNAUDITED)

1.

a)

DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”) was founded in the People’s Republic of China on February 10, 2003.  TZBD is located in the Tianjin Economic and Technological Development Zone in the People’s Republic of China (the “PRC” or “China”).  The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004.  The operating period of the business license is from February 10, 2003 to February 9, 2053.  TZBD is primarily engaged in the production and sales of Reconstituted Bone Xenograft (“RBX”) solely in China.  All of its customers are hospitals and medical device resellers in China.  Marketing is either through distributors or through TZBD’s sales offices in various cities in China.

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

As a condition to the Share Purchase Agreement, KSE sold its business operations, as it existed immediately before the closing of the Share Purchase Agreement to Mr. Mayur Pandya, then president and CEO of KSE, for a consideration of 2,212,500 shares of KSE’s common stock being returned to KSE by Mr. Mayur Pandya.  Consequently, KSE became a non-operating shell.

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

The Company’s management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD.  However, in the event that the Company fails to obtain necessary approvals from the offices noted above, there is the risk that the Company may not have the equity interest in TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD, including rights with respect to the repatriation of capital and the distribution of profits.

In light of this, on May 19, 2006, the Company entered into a trusteeship agreement with Mr. Fuzhi Song and Mr. Deshun Song (the “Consigners”), the legal shareholders of TZBD.  The trusteeship agreement took effect on June 17, 2004 and stipulates that the Consigners hold all the equity shares in TZBD in trust for the Company and that the Company shall have the exclusive power and authority to exercise any and all shareholder rights with respect to all the equity shares in TZBD as if the Company were the legal, registered owner of such shares in TZBD.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and time deposits with banks and liquid investments with an original maturity of three months or less.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and an allowance is made to write down the inventories to market value, if market value is lower than cost.

Accounts receivable and allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  The Company periodically adjusts the allowance for doubtful accounts based on management’s continuing review of accounts receivable.  This analysis by management is based on the composition of accounts receivable, analysis of historical bad debts, customer concentrations, customer credit worthiness, an analysis of current economic and business trends as well as changes in customer payment patterns.  The Company has no specific terms of its sales.  The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible.  For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

As of June 30, 2007 and December 31, 2006, the Company recorded $105,143 and $55,572 as general allowances for doubtful and long overdue accounts, respectively.

Advances from customers

The Company’s customers advance payments to the Company for purchase orders.  The advances are interest free and unsecured.  The advances from customers amounted to $239,927 and $371,325 as of June 30, 2007 and December 31, 2006, respectively.

Property and equipment

Property and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from three to seven years.

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had recorded foreign currency translation gains of $120,778 and $34,410 for the six months ended June, 2007 and 2006 respectively. Consequently for the periods ended June 30, 2007 and 2006, the Company’s comprehensive income was $477,152 and $320,057, respectively.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104.  Generally, revenue is recognized when all of the following four criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

a)

Sale of products to hospitals

The Company’s major customers consist of hospitals.  Revenue from the sale of products to hospitals is recognized when the products have been delivered to the hospitals and the products have been applied by the hospitals to patients during the course of medical treatment.  As such, there is no sales return after the revenue is recognized.

b)

Sale of products to distributors

The Company sells its products through medical device resellers who have the right of return for six months.  Revenues from sales of products through medical device resellers are recognized when the medical device resellers confirm the goods have been sold and will not be returned.

Sales are presented net of value added tax (VAT).

Advertising costs

The Company expenses the costs of advertising as incurred or, if appropriate, the first time the advertising takes place.  Advertising costs were $4,495 and $77,868 for the six months ended June 30, 2007 and 2006, respectively.

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

Stock based compensation

The Company has adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

As of June 30, 2007, the Company did not have any stock-based compensation programs.

Earnings per share

Net income per share is calculated in accordance with SFAS No. 128 (SFAS No. 128), “Earnings per share”.  Basic net income per share is based upon the weighted average number of common shares outstanding.  Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.

Statutory reserves

In accordance with the PRC Companies Law, the Company’s PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution.  The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund.  Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonuses and/or cash dividends.  The statutory common welfare fund is non-distributable and is restricted for capital expenditure for the collective benefits of all of the Company’s employees and staff.  During the six months ended June 30, 2007 and 2006, no dividend had been declared by TZBD.

Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC’s currency and the Company’s functional currency.  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the six months ended June, 2007 amounted to $120,778.

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

TZBD’s assets and liabilities at June 30, 2007 and its statement of operation for the six months then ended were translated at the rates of RMB7.6155:US$1.00 and RMB7.8087:US$1.00, respectively, whereas its assets and liabilities as of June 30, 2006 and its statement of operation for the three months then ended were translated at the rates of RMB7.9956:US$1.00 and RMB8.0303:US$1.00, respectively.  No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  Significant estimates include the determination of allowance for doubtful accounts, inventory valuation and accrued liabilities.  However, actual results could differ materially from those results.

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.  All revenue is from customers in the People’s Republic of China.  All of the Company’s assets are located in the People’s Republic of China.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amended several other FASB Statements. SFAS No. 158 requires recognition on the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on the Company's consolidated results of operations or financial position.

The FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes", in July 2006.  This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008. The Company continues to evaluate the impact of this interpretation, and does not anticipate that its adoption will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company's consolidated results of operations or financial position.

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

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

4.

INVENTORIES

	June 30, 2007	December 31, 2006

Raw materials and packing materials	$20,119	$19,306
Work-in-progress	323,889	307,722
Finished goods	88,739	133,350
	$432,747	$460,378

5.

DUE FROM / (TO) RELATED PARTIES AND DIRECTOR

The amounts due from related companies as of June 30, 2007 consisted of the following:

Name	Relationship with the Company	Nature	Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co.	Advances to suppliers (1)	Nil	$ 266,747
		Short-term interest-bearing loan (2)	6% p.a.	1,924,837
		Accrued loan interest	Nil	167,517
Tianjin Golden World Group Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	1,122,710
		Accrued loan interest	Nil	104,576

Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	805,856
		Accrued loan interest	Nil	76,055
Tianjin Nanfang Medicine Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	572,517
		Accrued loan interest	Nil	51,585
Tianjin Jinshi Pharmaceutical Co Ltd	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	249,491
		Accrued loan interest	Nil	19,771
Tianjin Jintan Real Estate Exploitation Co. Ltd	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	13,131
		Accrued loan interest	Nil	394
Total				$ 5,375,187

The amounts due to director as of June 30, 2007 consisted of the following:

Name	Relationship with the Company	Nature	Interest rate	Amount
Mr. Song, Fuzhi	Director	Short-term interest-bearing loan (3)	9% p.a.	551,507

(1) Advances to suppliers were paid to the Company’s related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during the six months ended June 30, 2007. The total principal amount of $4,688,542 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2007. Please see note 17 for further information regarding repayment of these loans. There was no collateral for any of the balances with the related companies. Total interest income on the loans for the six months ended June 30, 2007 and 2006 amounted to $133,782 and $78,310, respectively. These amounts have been accrued but have not been paid.

(3) On January 24, 2007, Mr. Fuzhi Song, Director and CEO of the company, issued a loan to TZBD through the trust with Shanghai Pudong Bank for USD 551,507 with a term of one year and interest bearing at 9% per annum.

The amounts due from related companies as of December 31, 2006 consisted of the following:

Name	Relationship with the Company	Nature	Interest rate	Amount
Tianjin Zhongjin Pharmaceutical Co., Ltd.	Former shareholder of the Tianjin Zhongjin Biology Development Co.	Advances to suppliers (1)	Nil	$ 260,114
		Short-term interest-bearing loan (2)	6% p.a.	1,187,176
		Other prepayment	Nil	6,418
		Accrued loan interest	Nil	112,658

Tianjin Golden World Group Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	1,043,574
		Accrued loan interest	Nil	69,900
		Amount due to	Nil	(198,942)
Tianjin Zhongwei Pharmaceutical Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	785,817
		Accrued loan interest	Nil	50,589
Tianjin Nanfang Medicine Co., Ltd.	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	524,988
		Accrued loan interest	Nil	33,554
Tianjin Jinshi Pharmaceutical Co Ltd	Common shareholder	Short-term interest-bearing loan (2)	6% p.a.	179,264
		Accrued loan interest	Nil	12,301
Tianjin Jintan Real Estate exploitation Co. Ltd	Common shareholder	Amount due from	Nil	12,805
Total				$ 4,080,216

(1) Advances to suppliers were paid to the Company’s related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during 2006. The total principal amount of $3,720,819 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2006. Please see note 17 for further information regarding repayment of these loans. There was no collateral for all the balances with the related companies. On January 1, 2007, the Company renewed the terms of all the loans on the same terms for one more year. Total interest income on the loans for the year ended December 31, 2006 amounted to $181,810. These amounts have been accrued but have not been paid.

The Company is building a new 111,116 square foot factory. The application, approval and construction of the facility is in the name of a Tianjin Jinshi Group, a related party of the Company. The project is expected to involve an investment of approximately $12 million. As of June 30, 2007, the Company financed approximately $4.7 million of the new facility in part through the related party loans described above. Tianjin Jinshi Group and its subsidiaries have financed the remainder of the project.

6. PROPERTY AND EQUIPMENT

	June 30, 2007	December 31, 2006

Machinery and equipment	$317,383	$308,915
Computer equipment	21,135	20,610
	338,518	329,525
Less: Accumulated depreciation	(231,524)	(199,024)

	$106,994	$130,501

Depreciation expense was $27,042 and $28,219 for the six months ended June 30, 2007 and 2006, respectively.

7.

DEFERRED SUBSIDY INCOME

These amounts represent subsidies for hi-tech projects granted by the PRC government.

The subsidy of $44,817 was approved to be granted and was paid to the Company for financing the Company’s research and development activities which meet the Good Manufacturing Practices Standard (“GMP Standard”) in 2005.  According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by a company appointed by the PRC government (“contributing company”) or loan from such company which the Company will need to repay.  However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy.  Therefore, the amount is included under non-current liabilities.  Since the final treatment of this fund has not been confirmed as of June 30, 2007, the Company deferred its recognition as other income only when the Company met the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

During the second quarter ended June 30, 2007, the Company obtained government grants of $368,813, which were provided to the Company to fund the construction of a new factory and no repayment by the Company is required. This subsidy should be deferred and netted against the cost of the assets completed. The Company did not recognize any of the subsidy during the quarter ended June 30, 2007 as the construction of the new factory had not yet been completed.

8.

TAX PENALTY

Our subsidiary, TZBD, is registered in the PRC and is subject to PRC’s Enterprise Income Tax.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax, and tax returns should be filed on a quarterly basis.  However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC’s Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005.  Although TZBD paid the penalty for 2005 and has recorded its taxes due to the PRC for the period ended June 30, 2007 and for the year ended 2006, TZBD has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future. Please refer to Note 13 for additional information.

9.

INCOME TAXES

The components of income (loss) before taxes are as follows:

	Six months ended June 30,
	2007	2006

US – Genex	$(87,314)	$(40,000)
PRC – TZBD	662,223	487,397

	$574,909	$447,397

US

Companies within the consolidated group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled.  The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%.  For the three months ended June 30, 2007 and 2006, the estimated tax losses available for the Company for carryforward were $499,280 and $260,524, respectively.  For the six months ended June 30, 2007 and 2006, there are no income tax (benefit) expenses.

The management of the Company has no intention of distributing dividends from its PRC subsidiary to its US parent, which is the primary way that the US parent would be able to recognize income.  Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future.  No other significant deferred tax assets or liabilities existed at June 30, 2007 and December 31, 2006.

The Company has not yet filed its US tax return for the period ended June 30,2007 and the years 2006 and 2005.

PRC

TZBD is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. Provision for taxes on earnings of the PRC subsidiary was calculated based on the prevailing accounting standards in the PRC.

The provision for taxes on earnings consisted of:

	Six months ended June 30,
	2007	2006

Current PRC income tax expenses:
Enterprise Income Tax	$218,535	$161,750

As of June 30, 2007, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

10.

STATUTORY RESERVES

The PRC subsidiary is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund.  Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the subsidiary, further appropriations are discretionary.  The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses under PRC GAAP.  The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.  Before January 1, 2006, TZBD was also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare.  Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required.  TZBD sets aside a portion of its net income as reported in its PRC statutory accounts, at the discretion of its board of directors, on an annual basis to the Statutory Surplus Welfare Fund.

During the six months ended June 30, 2007, $44,368 has been appropriated from retained earnings and set aside for the Statutory Surplus Reserve Fund; $22,184 has been appropriated from retained earnings and set aside for the Statutory Surplus Welfare Fund.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so.  These reserves are not distributable as cash dividends.

11.

DIRECTORS’ AND OFFICERS’ COMPENSATION

For the six months ended June 30, 2007, the Company paid an aggregate of approximately $3,860 to its senior executive officers.

The Company currently does not have any option, retirement, pension or profit sharing programs for the benefit of the Company’s directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the six months ended June 30, 2007 and the year ended December 31, 2006, there were no warrants or options granted.

12.

EARNINGS PER COMMON SHARE

Basic earning per share (“EPS”) amounts are determined based on the weighted average number of shares of common stock outstanding.  Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  There were no potentially dilutive financial instruments as of June 30, 2007 and 2006 which had the effect of reducing the reported net earnings per share.

13.

COMMITMENTS AND CONTINGENCIES

a)

Operating leases

The Company is renting its production facility and its administrative offices from related parties through a major shareholder.  On June 1, 2007, the Company renewed the existing leases, upon their expiration on May 31, 2007, for another two years from June 1, 2007 to May 31, 2009 based on the current terms of the leases.  The following are the approximate minimum lease payments that will have to be made in the years indicated below based on the operating leases in effect as of June 30, 2007:

June 30, 2007

Remainder of Year 2007	$13,201
Year 2008	27,204
Year 2009	11,335
Minimum lease payments	$51,740

The total rental expense incurred for the six months ended June, 2007 and 2006 were $14,003 and $8,971, respectively.

b)

PRC income tax

The Company’s subsidiary, TZBD, is registered in the PRC and is subject to PRC’s Enterprise Income Tax.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Tax returns should be filed on a quarterly basis.  However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC’s Enterprise Income Tax.  While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return.  TZBD has provided tax on its income for the period from the expiration of its tax holiday through June 30, 2007 at the statutory rate of 33%.  In the event that TZBD’s application for tax holiday extension fails, it may be subject to penalty for the late filing of its tax returns.  However, since no reasonable estimation of the amount of tax penalty can be made, no further provision for a tax penalty has been made.

The provision for income taxes on the earnings of TZBD, calculated based on the prevailing accounting standards in China, for the six months ended June 30, 2007 and 2006 was $218,535 and $161,750, respectively. The tax expense for the period ended June 30, 2007 was accrued based on the provisions for income taxes on earnings, but only $47,859 has been paid. The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006. Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC. (If this is the case, the income tax expense disclosed in the statement of income for the periods ended June 30, 2006 and June 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and June 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively).

Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the United States.

c)

Litigation

The Company is not a party to any pending or any threatened legal proceedings.  None of the Company’s directors, officers or affiliates, or owners of record of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

14.

MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of June 30, 2007 and December 31, 2006.  The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2007 and December 31, 2006, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2007 and the year ended December 31, 2006, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2007 and December 31, 2006 also arose in the PRC.

The largest ten customers for the six months ended June 30, 2006 included both medical device resellers and hospitals, and accounted for approximately 25% of the Company's total revenues for the six months ended June 30, 2006, of which the largest three customers accounted for 5.05%, 4.89% and 3.42%, respectively. Purchases by the Company's medical device customers represented 32% of all sales, and direct sales to hospitals accounted for 68% of sales, for the six months ended June 30, 2006.

The largest ten customers for the six months ended June 30, 2007 similarly included both medical device resellers and hospitals, and accounted for approximately 33% of the Company’s total revenues for the six months ended June 30, 2007, of which the largest three customers accounted for 5.2%, 4.2% and 3.7%, respectively.  Purchases by the Company’s medical device customers represent 68% of all sales, and direct sales to hospitals account for 32% of sales, for the six months ended June 30, 2007.

In each of 2006 and 2007, the Company entered into sales agreement with certain new medical resellers. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

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

The Company paid $47,859 and $15,847 for income tax during the six months ended June 30, 2007 and 2006, respectively.

17.

SUBSEQUENT EVENTS

As described in note 5, certain loans advanced by the Company to related parties were due on December 31, 2007.  On January 1, 2008, the Company entered into agreements with each of these related parties to extend the term of each loan until December 31, 2008.

Item 2 – Management’s Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10-QSB contains forward-looking statements.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identity forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, estimates”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectation reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements.  The Company’s expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-QSB is filed to confirm these statements to actual results, unless required by law.

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. (“Genex”), was incorporated in the State of Delaware on February 28, 2002.  Prior to June 17, 2004, Genex was considered a development stage company.  Genex was a start-up Internet-based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. (“TZBD”), a company formed under the laws of the People’s Republic of China (the “PRC” or “China”) and the shareholders of TZBD (the “Share Purchase Agreement”).  Under the terms of the Share Purchase Agreement, Genex acquired 100% of TZBD’s shares in exchange for 3,658,375 restricted shares of Genex’s common stock which were issued to the shareholders of TZBD.  On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated and TZBD become a wholly owned subsidiary of Genex.  On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock and, on June 29, 2004, changed its name to the present name.

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

The Company has yet to submit applications to receive government approval of the transfer of TZBD’s equity interest; however, to protect its interest in TZBD, the Company entered into a trusteeship agreement and a contract for management services on May 19, 2006.  Both the trusteeship agreement and the contract for management services became effective as of June 17, 2004.  Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of TZBD, the equity shares in TZBD are to be held in trust for the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in TZBD as if the Company was the legal, registered owner of such shares.  The contract for management services entered into by the Company and TZBD requires the Company to provide management, administrative and related services to TZBD in exchange for a base annual fee of Renminbi (“RMB”) 1,000 and a floating fee equal to TZBD’s gross revenues less its gross expenses for each payment period.

TZBD’s Chairman of the Board of Directors, Mr. Fuzhi Song has been appointed the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer.  Ms. Sufen Ai has been appointed as the Company’s Secretary.

Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the term “Genex” shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the consummation of the Share Purchase Agreement.  Unless otherwise specified or the context otherwise requires, in this Form 10-QSB the terms the “Company”, “we” and “our” shall refer to the operations of Genex Pharmaceutical, Inc. on or after the consummation of the Share Purchase Agreement on June 17, 2004.

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

Results of Operations – three month period ended June 30, 2007 and 2006

Sales

The Company generated revenues of $751,104 for the three month period ended June 30, 2007, which was a $214,647 or 40% increase from generated revenues of $536,457 for the three month period ended June 30, 2006. The significant increase in revenues was mainly due to increased marketing efforts contributed by the Company’s sales team during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Gross profit

Gross profit increased by $171,144 from $479,817 for the three month period ended June 30, 2006 to $650,961 for the three month period ended June 30, 2007. Gross profit margin decreased to 86.67% for the three month period ended June 30, 2007, from 89.44% for the three month period ended June 30, 2006. The gross profit margin of product sales decreased by 2.77%. The decrease in gross profit margin was mainly due to an increase in incurred repair and maintenance expenses for a factory plant in the three month period ended June 30, 2007 as compared to the same period in 2006.

Selling expenses

Selling expenses increased by $138,318 or 69.62% to $337,001 for the three month period ended June 30, 2007, from $198,683 for the three month period ended June 30, 2006.  The increase in selling expenses is attributable to various expenses associated with marketing the Company's products and, in particular, increasing acceptance of the Company's products within the medical community in China. The increase in selling expenses included expenses associated with conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company's products, and providing additional training for Company employees. Payment for these expenditures was in large part made through a consulting firm engaged by the Company during the first quarter of 2007 to assist with the management and coordination of these activities.

General and administrative expenses

General and administrative expenses decreased by $52,742 or 31.83% to $112,982 for the three month period ended June 30, 2007, from $165,724 for the three month period ended June 30, 2006. This was primarily due to decreases in office expenses for the three months ended June 30, 2007.

Other income

Interest income, net of interest expense, for the three month period ended June 30, 2007 increased to $55,171 from $41,902 for the three month period ended June 30, 2006. The increase was mainly due to an increase in interest income arising from cash advances to related parties during the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006. These amounts have been accrued but have not been paid.

Income tax provision

We are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which we are domiciled.  Genex is a Delaware corporation and is subject to the corporation income taxes of the United States at a maximum rate of 34%.  TZBD, located in the city of Tianjin, China, is subject to Enterprise Income Tax in China at a rate of 33% on net profits.  However, based on local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to the high technology content of its business.  The provision for income taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the three months ended June 30, 2007 and 2006 was $98,341 and $154,823, respectively. The tax expense for the period ended June 30, 2007 was accrued based on the provisions for income taxes on earnings, but only $27,474 has been paid.  The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006.  Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC.  If this is the case, the income tax expense disclosed in the statement of income for the periods ended June 30, 2006 and June 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and June 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively. Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the United States.

Net income

The Company recorded a net income of $157,681 for the three month period ended June 30, 2007 as compared to a net income of $2,489 for the three month period ended June 30, 2006. This was primarily due to the significant increase in gross profit.

Results of Operations – six month period ended June 30, 2007 and 2006

Sales

The Company generated revenues of $1,483,008 for the six months ended June 30, 2007, which was a $344,174 or 30.22% increase from $1,138,834 for the six months ended June 30, 2006. The significant increases in revenues was mainly due to increased marketing efforts contributed by the Company’s sales team during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Gross profit

Gross profit increased by $248,876 from $1,029,513 for the six months ended June 30, 2006 to $1,278,389 for the six months ended June 30, 2007. Gross profit margin decreased to 86.20% for the six months ended June 30, 2007, from 90.40% for the six months ended June 30, 2006. The decrease of gross profit margin was mainly due to an increase in incurred repair and maintenance expenses for a factory plant in the six month period ended June 30, 2007 as compared to the same period in 2006.

Selling expenses

Selling expenses increased by $250,646 or 77.43% to $574,337 for the six months ended June 30, 2007 from $323,691 for the six months ended June 30, 2006. The increase in selling expenses is attributable to various expenses associated with marketing the Company's products and in particular, increasing acceptance of the Company's products within the medical community in China. The increase in selling expenses included expenses associated with conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company's products, and providing additional training for Company employees. Payment for these expenditures was in large part made through a consulting firm engaged by the Company during the six months ended June 30, 2007 to assist with the management and coordination of these activities.

General and administrative expenses

General and administrative expenses decreased by $96,997 or 28.82% to $239,564 for the six months ended June 30, 2007 from $336,561 for the six months ended June 30, 2006. This was primarily due to decreases in office expenses for the six months ended June 30, 2007.

Other income

Interest income, net of interest expense, for the six months ended June 30, 2007, increased to $110,548 from $78,136 for the six months ended June 30, 2006 due to an increase in interest-bearing cash advances to related parties during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  These amounts have been accrued but have not been paid.

Income tax provision

We are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which we are domiciled.  Genex is a Delaware corporation and is subject to the corporation income taxes of the United States at a maximum rate of 34%.TZBD, located in the city of Tianjin, China, is subject to Enterprise Income Tax in China at a rate of 33% on net profits.  However, based on local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from June 2003 to May 2005) due to the high technology content of its business.  The provision for income taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the six months ended June 30, 2007 and 2006 was $227,564 and $161,750, respectively.

As noted above, the tax expense for the period ended June 30, 2007 was accrued based on the provisions for income taxes on earnings, but only $27,474 has been paid.  The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006.  Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC.  If this is the case, the income tax expense disclosed in the statement of income for the periods ended June 30, 2006 and June 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and June 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively. Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the United States.

Net income

The Company recorded a net income of $356,374 for the six months ended June 30, 2007 as compared to a net income of $285,647 for the six months ended June 30, 2006. This was primarily due to a significant increase in gross profit.

Financial Condition, Liquidity, Capital Resources

For the six months ended June 30, 2007, net cash provided by our operating activities was $323,802, a decrease of $31,776 as compared to net cash provided by operating activities of $355,578 for the six months ended June 30, 2006.

We used $579 for investing activities for the six month period ended June 30, 2007 as compared to $1,886 for the six month period ended June 30, 2006.

We used $52,458 in cash for financing activities for the six month period ended June 30, 2007 whereas we used $513,341 for financing activities for the corresponding period last year. The loan obtained from Mr. Fuzhi Song, Director and CEO of the Company, increased net cash provided by financing activities by $540,401. Further, additional cash inflows of $364,826 resulted from subsidies for hi-tech projects granted by the PRC government. The abovementioned net cash provided by financing activities was largely offset by the increase in cash used for financing activities of $438,118. The increase in cash used for financing activities was mainly due to an increase in short-term interest-bearing loans to related parties. Despite the increase in short-term interest-bearing loans to related parties during the period, we anticipate that, based on current plans and assumptions relating to our company’s existing operations, our projected cash flow from operations is sufficient to support our working capital requirements for our company’s planned operations for the next twelve months.

As of June 30, 2007, we had cash on hand of $468,523. We had a net increase in cash and cash equivalents of $276,325 in the current period as compared to a net decrease of $157,255 in the corresponding period last year.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company’s working capital requirements for its planned operations for the next twelve months.

The Company is currently building a new 111,116 square foot factory.  The construction began in October 2006 and, except for the interior renovation and the installation of certain fixtures, was completed by the end of 2007.  All work is expected to be completed by early 2008.  The application, approval and construction of the facility is in the name of Tianjin Jinshi Group, a related party of the Company.  Mr. Song, our company’s Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group.  The investment of the project is expected to be approximately $12 million.  As of June 30, 2007, the Company financed approximately $4.7 million of the new facility pursuant to related party transactions.  The remainder of the new facility has been financed by Tianjin Jinshi Group and its subsidiaries.

On January 24, 2007, TZBD entered into a trust loan agreement with Shanghai Pudong Development Bank with Mr. Song, our Company’s Chairman of the Board of Directors, Chief Executive Officer and President, serving as the trustor. The loan was made for $551,507 with a term of one year and interest bearing at 9% per annum. The purpose of the loan is for the scale production of guided bone biological medical active material.

We had no significant capital expenditure commitment outstanding as of June 30, 2007.

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

The Company maintains its books and accounting records in RMB, the PRC's currency and the Company's functional currency. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of June 30, 2007 amounted to $330,361.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. The People's Bank of China (the “Bank of China”) announces the closing price of a foreign currency, such as the US dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which then becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. At June 30, 2007, the announced closing price of RMB to US$1.00 was 7.6155.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Our management does not anticipate this statement will impact our consolidated financial position or consolidated results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amended several other FASB Statements. SFAS No. 158 requires recognition on the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on our consolidated results of operations or financial position.

The FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes", in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for our company in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate that its adoption will have a material effect on our financial statements.

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

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of these standards will have any impact on our financial statements

Our management does not expect these recent pronouncements to have a material impact on our financial position or results of operations.

Item 3 – Controls and Procedures

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective.

First, we are unable to timely and accurately close books and records at the end of each reporting period, which has resulted in our inability to meet our requirement to file timely our Form 10-QSB for the fiscal quarter ended June 30, 2007.  Management evaluated the impact of our inability to file timely periodic reports with the SEC on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to make this filing timely represents a material weakness.

Second, we do not maintain a sufficient complement of personnel with adequate depth, skill and expertise in U.S. generally accepted accounting principles and SEC rules and regulations.  Also, we do not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to file timely our reports, including this Form 10-QSB for the fiscal quarter ended June 30, 2007.  Management evaluated the impact of our lack of proficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represents a material weakness.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2007, we did not issue any shares of common stock.

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

GENEX PHARMACEUTICAL, INC.

Dated: January 26, 2008	By: /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chairman of the Board of Directors, Chief
Executive Officer and President (Principal
Executive Officer)

Dated: January 26, 2008	By: /s/ Shuli Zhang
Name: Shuli Zhang
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)