Form 10QSB
period 2007-09-30
Genex Pharmaceutical, Inc.
filed 2008-02-07
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

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

GENEX PHARMACEUTICAL, INC.
FORM 10-QSB
INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Amounts expressed in US dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$463,466	$192,198
Notes receivable	21,610	–
Accounts receivable, net of allowance of $121,829 and $55,572 as of September 30, 2007 and December 31, 2006,
respectively	928,393	708,717
Other receivables	211,289	172,975
Inventories (note 4)	476,111	460,378
Due from related parties (note 5)	5,644,050	4,080,216

Total current assets	7,744,919	5,614,484

Property, plant and equipment, net (note 6)	98,069	130,501

Total assets	$7,842,988	$5,744,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,726	$4,640
Accrued payroll and welfare expenses	286,400	238,803
Accrued operating expenses	481,980	343,782
Income tax payable	873,927	675,082
Advances from customers	193,369	371,325
Due to directors (note 5)	574,980	–
Due to related parties (note 5)	157,435	–
Total current liabilities	2,587,817	1,633,632

Deferred subsidy income	444,925	44,817

Total liabilities	3,032,742	1,678,449

Commitments And Contingencies (Note 13)

Shareholders’ Equity

Preferred stock; $0.0001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock; $ 0.0001 par value; 30,000,000 shares
authorized, 17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve (note 10)	514,368	432,704
Accumulative other comprehensive income	538,153	209,583
Retained earnings	2,608,995	2,275,519

	4,810,246	4,066,536

Total liabilities and stockholders’ equity	$7,842,988	$5,744,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Amounts expressed in US dollars, except number of shares)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$859,360	$620,357	$2,342,368	$1,759,191

Cost of goods sold	(72,497)	(73,946)	(277,116)	(183,267)

Gross profit	786,863	546,411	2,065,252	1,575,924

Operating expenses

Selling expenses	(440,767)	(135,792)	(1,015,104)	(459,483)

General and administrative
expenses	(106,885)	(95,226)	(346,449)	(431,787)

Research & development	(158,029)	(63,437)	(158,029)	(63,437)

Total operating expenses	(705,681)	(294,455)	(1,519,582)	(954,707)

Income from operations	81,182	251,956	545,670	621,217

Other income

Interest income, net	27,104	45,800	137,652	123,936

Other income	102	9	(25)	9

Total other income	27,206	45,809	137,627	123,945

Income before income tax	108,388	297,765	683,297	745,162

Income tax	(49,622)	(113,441)	(268,157)	(275,191)

Net income	$58,766	$184,324	$415,140	$469,971

Other comprehensive
income

Foreign currency translation
adjustments	207,792	44,818	328,570	79,228

Comprehensive Income	$266,558	$229,142	$743,710	$549,199

Weighted average shares
outstanding
- basic and diluted	17,845,732	17,845,732	17,845,732	17,845,732

Basic and diluted net income
per share	$0.00	$0.01	$0.02	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Amounts expressed in US dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities
Net income	$415,140	$469,971
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation expense	40,787	41,839
Provision for doubtful debts	59,381	32,468
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(254,785)	69,229
Increase in notes receivables	(20,567)	–
Decrease in amount due from a
shareholder	–	938
Decrease in inventories	14,500	29,590
Increase in Deposit and prepayment	335	–
(Decrease) increase in accounts payable
and accrued liabilities	165,704	(116,928)
Decrease in income tax payable	142,780	224,596
Increase in advances from customers	(193,180)	101,428
Increase in amounts due to related
parties	154,153	–
Increase in amount due to director	–	191,250

Net cash provided by (used in) operating
activities	524,248	1,044,381

Cash flows from investing activities	(1,126)	(3,509)

Cash flows from financing activities
Due to directors	540,401	–
Proceeds from subsidy received	378,231	6,244
Due from related parties	(1,195,467)	(913,181)
Net Cash flows from Financing Activities	(276,835)	(906,937)

Effect of exchange rate changes on cash	24,981	9,993

Net decrease in cash and cash equivalents	271,268	143,928

Cash and cash equivalents, at beginning of
period	192,198	296,194

Cash and cash equivalents, at end of period	$463,466	$440,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

As of September 30, 2007 and December 31, 2006, the Company recorded $121,829 and $55,572 as general allowances for doubtful and long overdue accounts, respectively.

Advances from customers

The Company’s customers advance payments to the Company for purchase orders. The advances are interest free and unsecured. The advances from customers amounted to $193,369 and $371,325 as of September 30, 2007 and December 31, 2006, respectively.

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

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its long-lived assets.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had recorded foreign currency translation gains of $328,570 and $79,228 for the nine months ended September 30, 2007 and 2006 respectively. Consequently for the periods ended September 30, 2007 and 2006, the Company’s comprehensive income was $743,710 and $549,199, respectively.

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

Advertising costs

The Company expenses the costs of advertising as incurred or, if appropriate, the first time the advertising takes place. Advertising costs were $4,495 and $79,584 for the nine months ended September 30, 2007 and 2006, respectively.

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

As of September 30, 2007, the Company did not have any stock-based compensation programs.

Earnings per share

Net income per share is calculated in accordance with SFAS No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.

Statutory reserves

In accordance with the PRC Companies Law, the Company’s PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve and a statutory common welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonuses and/or cash dividends. The statutory common welfare fund is non-distributable and is restricted for capital expenditure for the collective benefits of all of the Company’s employees and staff. During the nine months ended September 30, 2007 and 2006, no dividend had been declared by TZBD.

Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi (“RMB”), the PRC’s currency and the Company’s functional currency. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain for the nine months ended September 30, 2007 amounted to $328,570.

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

TZBD’s assets and liabilities at September 30, 2007 and its statement of income for the nine months then ended were translated at the rates of RMB7.3046:US$1.00 and RMB7.6745:US$1.00, respectively, whereas its assets and liabilities as of September 30, 2006 and its statement of income for the nine months then ended were translated at the rates of RMB7.9087:US$1.00 and RMB8.0079:US$1.00, respectively. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate that this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amended several other FASB Statements. SFAS No. 158 requires recognition on the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on the Company’s consolidated results of operations or financial position.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for the Company in the first quarter of 2008. The Company continues to evaluate the impact of this interpretation, and does not anticipate that its adoption will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115”, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

4. INVENTORIES

	September 30, 2007	December 31, 2006

Raw materials and packing materials	$25,393	$19,306
Work-in-progress	327,290	307,722
Finished goods	123,428	133,350
	$476,111	$460,378

5. DUE FROM / (TO) RELATED PARTIES AND DIRECTOR

The amounts due from related companies as of September 30, 2007 consisted of the following:

Name	Relationship with	Nature	Interest	Amount
	the Company		rate

Tianjin Zhongjin	Common	Advances to suppliers	Nil	$278,101
Pharmaceutical Co., Ltd.	shareholder	(1)
		Short-term	6% p.a.	2,180,420
		interest-bearing loan (2)

		Accrued loan interest	Nil	176,847
Tianjin Golden World Group	Common	Short-term	6% p.a.	1,196,506
Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	126,653

Tianjin Zhongwei	Common	Short-term	6% p.a.	840,156
Pharmaceutical Co., Ltd.	shareholder	interest-bearing loan (2)
		Accrued loan interest	Nil	91,894

Tianjin Nanfang Medicine	Common	Short-term	6% p.a.	596,884
Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	62,734

Tianjin Jinshi	Common	Short-term	6% p.a.	260,110
Pharmaceutical Co Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	24,172

Tianjin Jintan Real Estate	Common	Short-term	6% p.a.	13,690
Exploitation Co. Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil
				616
Total				$5,848,783

The amounts due to director as of September 30, 2007 consisted of the following:

Name	Relationship with	Nature	Interest	Amount
	the Company		rate
Mr. Song, Fuzhi	Director	Short-term	9% p.a.	$574,980
		interest-bearing loan (3)

The amounts due to related companies as of September 30, 2007 consisted of the following:

Name	Relationship with the	Nature	Interest	Amount
	Company		rate

Golden World Medicine	Common shareholder	R &D research fee payable (4)	Nil	$157,435
Research Centre

(1) Advances to suppliers were paid to the Company’s related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during the nine months ended September 30, 2007. The total principal amount of $5,087,766 bears an interest rate of 6% per annum, is unsecured, and is due on December 31, 2007. Please see note 17 for further information regarding repayment of these loans. There was no collateral for any of the balances with the related companies. Total interest income on the loans for the nine months ended September 30, 2007 and 2006 amounted to $157,987 and $123,802, respectively. These amounts have been accrued but have not been paid.

(3) On January 24, 2007, Mr. Fuzhi Song, Director and CEO of the company, issued a loan to TZBD through the trust with Shanghai Pudong Bank for USD 574,980 with a term of one year and interest bearing at 9% per annum.

(4) The amount due to Golden World Medicine Research Centre, also known as Pharmaceutical Research Co. Ltd of Tianjin Jinshi Investment Development Group, of $157,435 represented the payable for R &D fee. The company recorded R & D expense of $157,435 for the nine months ended September 30, 2007.

The amounts due from related companies as of December 31, 2006 consisted of the following:

	Relationship with the		Interest
Name	Company	Nature	rate	Amount
Tianjin Zhongjin	Former shareholder of	Advances to suppliers (1)	Nil	$ 260,114
Pharmaceutical Co.,	the Tianjin Zhongjin	Short-term
Ltd.	Biology Development	interest-bearing loan (2)	6% p.a.	1,187,176
	Co.	Other prepayment	Nil	6,418
		Accrued loan interest	Nil	112,658
Tianjin Golden World	Common shareholder	Short-term	6% p.a.	1,043,574
Group Co., Ltd.		interest-bearing loan (2)
		Accrued loan interest	Nil	69,900
		Amount due to	Nil	(198,942)
Tianjin Zhongwei	Common shareholder	Short-term	6% p.a.	785,817
Pharmaceutical Co.,		interest-bearing loan (2)
Ltd.
		Accrued loan interest	Nil	50,589
Tianjin Nanfang	Common shareholder	Short-term	6% p.a.	524,988
Medicine Co., Ltd.		interest-bearing loan (2)
		Accrued loan interest	Nil	33,554
Tianjin Jinshi	Common shareholder	Short-term	6% p.a.	179,264
Pharmaceutical Co Ltd		interest-bearing loan (2)
		Accrued loan interest	Nil	12,301
Tianjin Jintan Real	Common shareholder	Amount due from	Nil	12,805
Estate exploitation Co.
Ltd
Total				$ 4,080,216

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

The Company is building a new 111,116 square foot factory. The application, approval and construction of the facility is in the name of a Tianjin Jinshi Group, a related party of the Company. The project is expected to involve an investment of approximately $12 million. As of September 30, 2007, the Company financed approximately $5.1 million of the new facility in part through the related party loans described above. Tianjin Jinshi Group and its subsidiaries have financed the remainder of the project.

6. PROPERTY AND EQUIPMENT

	September 30, 2007	December 31, 2006

Machinery and equipment	$330,892	$308,915
Computer equipment	22,594	20,610
	353,486	329,525
Less: Accumulated depreciation	(255,417)	(199,024)

	$98,069	$130,501

Depreciation expense was $40,487 and $41,839 for the nine months ended September 30, 2007 and 2006, respectively.

7. DEFERRED SUBSIDY INCOME

These amounts represent subsidies for hi-tech projects granted by the PRC government.

The subsidy of $44,817 was approved to be granted and was paid to the Company for financing the Company’s research and development activities which meet the Good Manufacturing Practices Standard (“GMP Standard”) in 2005. According to the regulation for granting this government subsidy, this fund may be treated as capital contributed by a company appointed by the PRC government (“contributing company”) or loan from such company which the Company will need to repay. However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities. Since the final treatment of this fund has not been confirmed as of September 30, 2007, the Company deferred its recognition as other income only when the Company met the criteria set out in the Technology Subsidy Scheme including the formal certification and endorsement by the Bureau.

During the nine months ended September 30, 2007, the Company obtained government grants of $400,108, which were provided to the Company to fund the construction of a new factory and no repayment by the Company is required. This subsidy has been deferred and will be netted against the cost of the assets once completed. The Company did not recognize any of the subsidy during the quarter ended September 30, 2007 as the construction of the new factory had not yet been completed.

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

Although TZBD paid the penalty for 2005 and has recorded its taxes due to the PRC for the period ended September 30, 2007 and for the year ended 2006, TZBD has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future. Please refer to Note 13 for additional information.

9. INCOME TAXES

The components of income (loss) before taxes are as follows:

	Nine months ended September 30,
	2007	2006

US – Genex	$(129,294)	$(88,750)
PRC – TZBD	812,591	833,912
	$683,297	$745,162

US

Companies within the consolidated group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United States of America at a maximum rate of 34%. For the nine months ended September 30, 2007 and 2006, the estimated tax losses available for the Company for carryforward were $541,260 and $ 309,274, respectively. For the nine months ended September 30, 2007 and 2006, there are no income tax (benefit) expenses.

The management of the Company has no intention of distributing dividends from its PRC subsidiary to its US parent, which is the primary way that the US parent would be able to recognize income. Management determined that it was more likely than not that the related deferred tax assets would not be realized in the foreseeable future. No other significant deferred tax assets or liabilities existed at September 30, 2007 and December 31, 2006.

The Company has not yet filed its US tax return for the period ended September 30,2007 and the years 2006 and 2005.

PRC

TZBD is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. Provision for taxes on earnings of the PRC subsidiary was calculated based on the prevailing accounting standards in the PRC.

The provision for taxes on earnings consisted of:

	Nine months ended September 30,
	2007	2006
Current PRC income tax expenses:
Enterprise Income Tax	$268,157	$275,191

As of September 30, 2007, the Company had no deferred tax assets or liabilities and was not liable for any taxes in the United States or any other foreign jurisdictions outside the PRC.

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

During the nine months ended September 30, 2007, $54,443 has been appropriated from retained earnings and set aside for the Statutory Surplus Reserve Fund; $27,221 has been appropriated from retained earnings and set aside for the Statutory Surplus Welfare Fund.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as dividends.

11. DIRECTORS’ AND OFFICERS’ COMPENSATION

For the nine months ended September 30, 2007, the Company paid an aggregate of approximately $5,790 to its senior executive officers.

The Company currently does not have any option, retirement, pension or profit sharing programs for the benefit of the Company’s directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the nine months ended September 30, 2007 and the year ended December 31, 2006, there were no warrants or options granted.

12. EARNINGS PER COMMON SHARE

Basic earning per share (“EPS”) amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of September 30, 2007 and 2006 which had the effect of reducing the reported net earnings per share.

13. COMMITMENTS AND CONTINGENCIES

a) Operating leases

The Company is renting its production facility and its administrative offices from related parties through a major shareholder. On June 1, 2007, the Company renewed the existing leases, upon their expiration on May 31, 2007, for another two years from June 1, 2007 to May 31, 2009 based on the current terms of the leases. The following are the approximate minimum lease payments that will have to be made in the years indicated below based on the operating leases in effect as of September 30, 2007:

September 30, 2007
Remainder of Year 2007	7,393
Year 2008	$29,570
Year 2009	12,321
Minimum lease payments	$49,284

The total rental expense incurred for the nine months ended September 30, 2007 and 2006 were $21,242 and $ $15,801, respectively.

b) PRC income tax

The Company’s subsidiary, TZBD, is registered in the PRC and is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC’s Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. TZBD has provided tax on its income for the period from the expiration of its tax holiday through September 30, 2007 at the statutory rate of 33%. In the event that TZBD’s application for tax holiday extension fails, it may be subject to penalty for the late filing of its tax returns. However, since no reasonable estimation of the amount of tax penalty can be made, no further provision for a tax penalty has been made.

The provision for income taxes on the earnings of TZBD, calculated based on the prevailing accounting standards in China, for the nine months ended September 30, 2007 and 2006 was $268,157 and $275,191, respectively. The tax expense for the period ended September 30, 2007 was accrued based on the provisions for income taxes on earnings, but only $125,397 has been paid. The Company has paid PRC taxes in the amount of $85,952 for the year ended December 31, 2006. Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC. (If this is the case, the income tax expense disclosed in the statement of income for the periods ended September 30, 2006 and September 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and September 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively).

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

d) Technology Agreement

The Company entered into a technology agreement on March 28,2006 with Golden World Medicine Research Centre. The Company committed to pay $684,500 to Golden World Medicine Research Centre for OGP technology research for the period from March 28, 2006 to December 31, 2009. As of September 30, 2007, $157,435 had been accrued.

14. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of September 30, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2007 and December 31, 2006, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the nine months ended September 30, 2007 and the year ended December 31, 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2007 and December 31, 2006 also arose in the PRC.

The largest ten customers for the nine months ended September 30, 2007 similarly included both medical device resellers and hospitals, and accounted for approximately 34% of the Company’s total revenues for the nine months ended September 30, 2007, of which the largest three customers accounted for 6.6%,4.3% and 3.6%, respectively. Purchases by the Company’s medical device customers represent 68% of all sales, and direct sales to hospitals account for 32% of sales, for the nine months ended September 31, 2007.

The largest ten customers for the nine months ended September 30, 2006 included both medical device resellers and hospitals, and accounted for approximately 16% of the Company’s total revenues for the nine months ended September 30, 2006, of which the largest three customers accounted for 4.26%, 1.72% and 1.72%, respectively. Purchases by the Company’s medical device customers represented 30.8% of all sales, and direct sales to hospitals accounted for 69.2% of sales, for the nine months ended September 30, 2006.

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

The Company paid $125,397 and $ 50,596 for income tax during the nine months ended September 30, 2007 and 2006, respectively.

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

Results of Operations –three month period ended September 30, 2007 and 2006

Sales

The Company generated revenues of $859,360 for the three month period ended September 30, 2007, which was a $239,003 or 38.5 % increase from generated revenues of $620,357 for the three month period ended September 30, 2006. The significant increase in revenues was mainly due to increased marketing efforts contributed by the Company’s sales team during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Gross profit

Gross profit increased by $240,452 from $546,411 for the three month period ended September 30, 2006 to $786,863 for the three month period ended September 30, 2007. Gross profit margin increased to 91.56% for the three month period ended September 30,2007, from 88.08% for the three month period ended September 30, 2006. The gross profit margin of product sales increased by 3.48%.The increase in gross profit margin was mainly due to an increase in sales amounts.

Selling expenses

Selling expenses increased by $304,975 to $440,767 for the three month period ended September 30, 2007, from $135,792 for the three month period ended September 30, 2006. The increase in selling expenses is attributable to various expenses associated with marketing the Company’s products and, in particular, increasing acceptance of the Company’s products within the medical community in China. The increase in selling expenses included expenses associated with conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company’s products, and providing additional training for Company employees. Payment for these expenditures was in large part made through a consulting firm engaged by the Company during the first nine months of 2007 to assist with the management and coordination of these activities.

General and administrative expenses

General and administrative expenses increased by $11,659 or 12.24% to $106,885 for the three month period ended September 30, 2007, from $95,226 for the three month period ended September 30, 2006. This was primarily due to increases in office expenses for the three months ended September 30, 2007.

Research and Development Costs

Research and development costs increased to $158,029 for the three months period ended September 30, 2006 as compared to $63,437 in previous year’s quarter. This was due to an increase in expenses in research and development for new products.

Other income

Interest income, net of interest expense, for the three month period ended September 30, 2007 decreased to $27,104 from $45,800 for the three month period ended September 30, 2006. The decrease was mainly due to interest expense arising from loan due to director of $574,980 during the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. These amounts have been accrued but have not been paid.

Income tax provision

We are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which we are domiciled. Genex is a Delaware corporation and is subject to the corporation income taxes of the United States at a maximum rate of 34%. TZBD, located in the city of Tianjin, China, is subject to Enterprise Income Tax in China at a rate of 33% on net profits. However, based on local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from September 2003 to May 2005) due to the high technology content of its business. The provision for income taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the three months ended September 30, 2007 and 2006 was $49,622 and $113,441, respectively. Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC. If this is the case, the income tax expense disclosed in the statement of income for the periods ended September 30, 2006 and September 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and September 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively. Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the United States.

Net income

The Company recorded a net income of $58,766 for the three month period ended September 30, 2007 as compared to a net income of $184,324 for the three month period ended September 30, 2006. This was primarily due to the significant increase in selling expenses.

Results of Operations – nine month period ended September 30, 2007 and 2006

Sales

The Company generated revenues of $2,342,368 for the nine months ended September 30, 2007, which was a $583,177 or 33.15% increase from $1,759,191 for the nine months ended September 30, 2006. The significant increase in revenues was mainly due to increased marketing efforts by the Company’s sales team during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Gross profit

Gross profit increased by $489,328 from $1,575,924 for the nine months ended September 30, 2006 to $2,065,252 for the nine months ended September 30, 2007. Gross profit margin decreased to 88.2% for the nine months ended September 30, 2007, from 89.6% for the nine months ended September 30, 2006. The decrease of gross profit margin was mainly due to an increase in incurred repair and maintenance expenses for a factory plant in the nine month period ended September 30, 2007 as compared to the same period in 2006.

Selling expenses

Selling expenses increased by $555,621 to $1,015,104 for the nine months ended September 30, 2007 from $459,483 for the nine months ended September 30, 2006. The increase in selling expenses is attributable to various expenses associated with marketing the Company’s products and in particular, increasing acceptance of the Company’s products within the medical community in China. The increase in selling expenses included expenses associated with conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company’s products, and providing additional training for Company employees. Payment for these expenditures was in large part made through a consulting firm engaged by the Company during the nine months ended September 30, 2007 to assist with the management and coordination of these activities.

General and administrative expenses

General and administrative expenses decreased by $85,338 or 19.76% to $346,449 for the nine months ended September 30, 2007 from $431,787 for the nine months ended September 30, 2006. This was primarily due to decreases in office expenses for the nine months ended September 30, 2007.

Research and Development Costs

Research and development costs increased to $158,029 for the nine months period ended September 30, 2007 as compared to $63,437 for the nine months period ended September 30, 2006. This was due to an increase in expenses incurred to research and develop new products.

Other income

Interest income, net of interest expense, for the nine months ended September 30, 2007, increased to $137,652 from $123,936 for the nine months ended September 30, 2006 due to an increase in interest-bearing cash advances to related parties during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. These amounts have been accrued but have not been paid.

Income tax provision

We are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which we are domiciled. Genex is a Delaware corporation and is subject to the corporation income taxes of the United States at a maximum rate of 34%.TZBD, located in the city of Tianjin, China, is subject to Enterprise Income Tax in China at a rate of 33% on net profits. However, based on local tax rules, TZBD was entitled to a tax holiday for the first two years of its operations (from September 2003 to May 2005) due to the high technology content of its business. The provision for income taxes on earnings of the PRC subsidiary, calculated based on the prevailing accounting standards in China, for the nine months ended September 30, 2007 and 2006 was $268,157 and $275,191, respectively. Although the Company has made provisions for income taxes as specified in its financial statements, the Company is of the view that it will likely not be required to pay the full amount of the accrued taxes based upon informal discussions it has had with governmental tax authorities in the PRC. If this is the case, the income tax expense disclosed in the statement of income for the periods ended September 30, 2006 and September 30, 2007 and the income tax payable disclosed on the balance sheet as of December 31, 2006 and September 30, 2007, while properly reflecting the Enterprise Income Tax rate, may exceed the actual income tax expenses and income tax payable, respectively. Although the Company has made tax payments in the PRC as noted above, the Company has not filed any tax returns in the PRC. The Company also has not filed any income tax returns in the United States.

Net income

The Company recorded a net income of $415,140 for the nine months ended September 30, 2007 as compared to a net income of $469,971 for the nine months ended September 30, 2006. This was primarily due to a significant increase in selling expenses.

Financial Condition, Liquidity, Capital Resources

For the nine months ended September 30, 2007, net cash provided by our operating activities was $524,248, a decrease of $520,133 as compared to net cash provided by operating activities of $1,044,381 for the nine months ended September 30, 2006.

We used $1,126 for investing activities for the nine month period ended September 30, 2007 as compared to $3,509 for the nine month period ended September 30, 2006.

We used $276,835 in cash for financing activities for the nine month period ended September 30, 2007 whereas we used $906,937 for financing activities for the corresponding period of last year. The loan obtained from Mr. Fuzhi Song, Director and CEO of the Company, increased net cash provided by financing activities by $540,401. Further, additional cash inflows of $378,231 resulted from subsidies for hi-tech projects granted by the PRC government. The abovementioned net cash provided by financing activities was largely offset by the increase in cash used for financing activities of $912,388. The increase in cash used for financing activities was mainly due to an increase in short-term interest-bearing loans to related parties. Despite the increase in short-term interest-bearing loans to related parties during the period, we anticipate that, based on current plans and assumptions relating to our company’s existing operations, our projected cash flow from operations is sufficient to support our working capital requirements for our company’s planned operations for the next twelve months.

As of September 30, 2007, we had cash on hand of $463,466. We had a net increase in cash and cash equivalents of $271,268 in the current period as compared to $143,928 in the corresponding period last year.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company’s working capital requirements for its planned operations for the next twelve months.

The Company is currently building a new 111,116 square foot factory. The construction began in October 2006 and, except for the interior renovation and the installation of certain fixtures, was completed by the end of 2007. All work is expected to be completed by early 2008. The application, approval and construction of the facility is in the name of Tianjin Jinshi Group, a related party of the Company. Mr. Song, our company’s Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group. The investment of the project is expected to be approximately $12 million. As of September 30, 2007, the Company financed approximately $5.1 million of the new facility pursuant to related party transactions. The remainder of the new facility has been financed by Tianjin Jinshi Group and its subsidiaries.

On January 24, 2007, TZBD entered into a trust loan agreement with Shanghai Pudong Development Bank with Mr. Song, our Company’s Chairman of the Board of Directors, Chief Executive Officer and President, serving as the trustor. The loan was made for $574,980 with a term of one year and interest bearing at 9% per annum. The purpose of the loan is for the scale production of guided bone biological medical active material. The loan was repaid on January 24, 2008.

We had no significant capital expenditure commitment outstanding as of September 30, 2007.

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

The Company maintains its books and accounting records in RMB, the PRC’s currency and the Company’s functional currency. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain as of September 30, 2007 amounted to $538,153.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. The People’s Bank of China (the “Bank of China”) announces the closing price of a foreign currency, such as the US dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which then becomes the unified exchange rate for the trading against RMB on the following working day. The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. At September 30, 2007, the announced closing price of RMB to US$1.00 was 7.3046.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Our management does not anticipate this statement will impact our consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amended several other FASB Statements. SFAS No. 158 requires recognition on the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits arising during the period. Additionally, SFAS No. 158 requires the measurement date for plan assets and liabilities to coincide with sponsors year-end. The adoption of SFAS No. 158 has not had a material impact on our consolidated results of operations or financial position.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, in July 2006. This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for our company in the first quarter of 2008. We continue to evaluate the impact of this interpretation, and do not anticipate that its adoption will have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 has not had a material impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115”, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), “Business Combinations” of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective.

First, we are unable to timely and accurately close books and records at the end of each reporting period, which has resulted in our inability to meet our requirement to file timely our Form 10-QSB for the fiscal quarter ended September 30, 2007. Management evaluated the impact of our inability to file timely periodic reports with the SEC on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to make this filing timely represents a material weakness.

Second, we do not maintain a sufficient complement of personnel with adequate depth, skill and expertise in U.S. generally accepted accounting principles and SEC rules and regulations. Also, we do not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to file timely our reports, including this Form 10-QSB for the fiscal quarter ended September 30, 2007. Management evaluated the impact of our lack of proficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represents a material weakness.

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

During the nine months ended September 30, 2007, we did not issue any shares of common stock.

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

GENEX PHARMACEUTICAL, INC.

Dated: February 7, 2008	By: /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chairman of the Board of Directors, Chief
Executive Officer and President (Principal
Executive Officer)

Dated: February 7, 2008	By: /s/ Shuli Zhang
Name: Shuli Zhang
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)