Form 10KSB
period 2007-12-31
Genex Pharmaceutical, Inc.
filed 2008-05-23
CIK 1197380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

--------------------------------------------------------------------------------

 ☑ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ______________ to _____________

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

Issuer's telephone number +86 22 23370440

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
$0.0001 Par Value Common Stock
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐         No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☑

The issuer's revenues for the fiscal year ended December 31, 2007 were $3,237,155.

As of March 31, 2008, the registrant had 3,212,232 shares of common stock outstanding held by non-affiliates, and the aggregate market value of the common stock held by non-affiliates was approximately $770,936. This calculation is based upon the closing sale price of $0.24 per share on March 25, 2008.

As of March 31, 2008, there were 17,845,732 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐         No ☑

Genex Pharmaceutical, Inc.

PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission (the "SEC"). Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors."

Item 1.         Business

Overview

Genex Pharmaceutical, Inc., formerly known as KS E-Media Holdings, Inc. ("Genex"), was incorporated in the State of Delaware on February 28, 2002. Prior to June 17, 2004, Genex was considered a development stage company. Genex was a start-up Internet based fulfillment company with offices in Vancouver, BC, Canada.

On June 8, 2004, Genex entered into a Share Purchase Agreement with Tianjin Zhongjin Biology Development Co., Ltd. ("Zhongjin"), a company formed under the laws of the People's Republic of China (the "PRC" or "China"), and the shareholders of Zhongjin (the "Share Purchase Agreement"). The agreement provided for the acquisition by Genex of Zhongjin's shares in exchange for 3,658,375 restricted shares of Genex's common stock which were issued to the Zhongjin stockholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock, and on June 29, 2004, changed its name to the present name. Genex and Zhongjin are collectively referred to herein as the "Company" unless the context otherwise requires.

Although the Share Purchase Agreement was consummated, under current PRC laws and regulations, foreign ownership of Zhongjin is prohibited unless the Company obtains government approvals from the Tianjin offices of the State Administration of Foreign Exchange ("SAFE"), the Ministry of Commerce, and the State Administration for Industry and Commerce. Failure to obtain government approval may result in the Company's inability to enjoy the benefits of legal ownership, including repatriation of capital and distribution of profits.

The Company has yet to submit applications to receive government approval of the transfer of Zhongjin's equity interest; however, to protect its interest in Zhongjin, the Company entered into a trusteeship agreement and a contract for management services ("Management Agreement") on May 19, 2006. Both the trusteeship agreement and the Management Agreement bore on effective date of June 17, 2004. Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held for the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if the Company was the legal, registered owner of such shares. The Management Agreement entered into by the Company and Zhongjin requires the Company to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of Renminbi ("RMB") 1,000 and a floating fee equal to Zhongjin's gross revenues less its gross expenses for each payment period. To date Zhongjin has not actually made any of such payments to Genex. Further, payment of such amounts to Genex would likely require approval of the PRC government, and it is unclear whether, and when, such approval will or could be obtained.

Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song, has been appointed the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang has been appointed Chief Financial Officer and Treasurer of the Company, and Ms. Sufen Ai has been appointed the Secretary.

Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Genex" shall mean the operations or business of Genex Pharmaceutical, Inc., a Delaware corporation, prior to the consummation of the Share Purchase Agreement. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the terms "Zhongjin," "we" and "our" shall refer to the operations of the Company on or after June 17, 2004.

About Zhongjin

Zhongjin is incorporated under the laws of the PRC and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing Reconstituted Bone Xenograft ("RBX"), which is considered a medical device that accelerates bone healing. Zhongjin solely markets its medical devices to hospitals in China and aims to position itself as a comprehensive provider of bone grafting products and services. Presently, Zhongjin distributes its medical devices to more than 500 hospitals in 30 provinces throughout China. Zhongjin also markets its medical devices to medical device customers in China that are not hospitals.

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

Zhongjin Products

Zhongjin is dedicated to the manufacture of RBX. Management believes that Zhongjin's RBX requires fewer medical procedures and presents less immunological side effects compared to the autograft or allograft methods. Manufacturing of RBX is an approximate 100 day process that starts with selecting a bovine bone. Chemical agents are then used to decalcify and remove protein from the low-density bone, removing impurities that may infect or be rejected by the patient's body. This process makes the bone more tolerable to human tissues. The final step involves the infusion of Bone Morphogenetic Protein ("BMP") into the inorganic bone, which result is RBX. RBX can be used in a variety of bone-related injuries ranging from complex fractures to bone defects and bone traumas.

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

Marketing

Zhongjin markets RBX to Chinese hospitals and medical device resellers, and presently manufactures and distributes RBX to more than 500 hospitals in 30 provinces. Zhongjin does not market or sell its products in the United States. Through intensive marketing campaigns and development of its distribution network, Zhongjin is experiencing growing demand for RBX. With increased national medical budgets, a national initiative to enhance medical procedures and an interest in enhancing "quality of life" technologies, it is the Company's belief that China's medical community is adapting RBX technology to counter bone-related injuries. Zhongjin believes that the medical industry requires a cheaper, minimally intrusive surgical procedure to meet the demands placed on hospitals by bone-related injuries.

Zhongjin sells RBX directly through a distribution network consisting of ten provincial branches with 40 direct sales personnel. These branches are physical branch offices located in the various provinces. This network is further expanded by more than 57 independent, third-party medical device resellers covering an additional 17 provinces. The marketing of the products to the medical community is carried out through professional medical seminars, technical conferences, internal hospital meetings and clinical studies. Advertisements in professional magazines and the press, such as the Chinese Journal of Orthopedics and the Chinese Journal of Surgery, also promote and enhance product awareness.

The Bureau of Price Management of the PRC has implemented price controls associated with the sale of Zhongjin's products. Currently, it does not appear that the government price controls are likely to have any impact on the marketing of Zhongjin's products, but such price controls may impact future marketing and sales.

Sources and Availability of Raw Materials (Vendors)

The principle element of RBX is bovine bone for which there are numerous suppliers. The primary ingredient is readily available and inexpensive.

Customers

The largest ten customers in the year 2007 included both medical device resellers and hospitals, and accounted for approximately 32% of the Company's total revenues for 2007, of which the largest three customers accounted for 6%, 6% and 3%, respectively. The Company's medical device customers represent 31% of all sales, and direct sales to hospitals account for 69% of sales, in 2007. The Company has entered into sales agreement with major medical device resellers in 2007. Those agreements provide for, among others, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time. The Company recognizes the importance of the medical device resellers for increasing sales and continues to establish new links with medical device companies throughout China.

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

Research and Development

Historically, most of Zhongjin's research and development has been conducted by independent third parties. During 2007 year, research and development expenses at $195,991 incurred, which were mainly associated with a research for a new bone grafting material, and the project was conducted by Golden World Drug Research Centre, a related parties. However, in 2006, we spent $1,171 on research and development activities, all of which was conducted in-house.

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

Employees

As of December 31, 2007, Zhongjin had 86 full-time employees broken down as follows:

Department	No. of employees
Management	1
Production (1)	24
Sales	40
Finance and accounting	5
Administration	16
Total	86

(1) Third-party medical institutions undertake research and development and such personnel are not included in the figure presented. However, the Company's in-house R&D professionals are currently included as production personnel.

In 2007, Zhongjin increased the number of sales staff than that maintained in 2006. Zhongjin's human resources allows Zhongjin to continue meeting product demand and expanding sales and distribution networks. The sales teams are located in the provinces of Guangdong, Tianjin, Beijing, Shandong, Hunan, Hubei, Chuanyu, Shanghai Heilongjiang , Fujian, Henan, Hebei, JiangSu, ZheJiang and XinJiang. Sales teams work out of physical branch offices in a number of these provinces. Zhongjin's management team is based in Tianjin City, China.

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

Tax Risks

Tax penalties and tax liabilities imposed by the PRC and the United States may adversely impact our financial position and results of operations.

Zhongjin is organized and registered in the PRC, operates solely out of the PRC, sells its products exclusively in the PRC and is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which includes a 30% national income tax and 3% local income tax. Tax returns generally must be filed quarterly. (With the new PRC Enterprise Income Tax Law, effective on January 1, 2008, the Company will be generally subject to a PRC national income tax rate of 25%). For its first two years of operation from June 2003 to May 2005, Zhongjin was granted a tax "holiday" in the PRC and was exempted from PRC's Enterprise Income Tax. Zhongjin negotiated for an extension of the tax holiday following the expiration thereof, and during this period and continuing to date, Zhongjin has not filed a tax return in China. As a result, the taxing authority in the PRC imposed a penalty of $ 35,009 based upon the fourth quarter of 2005, which Zhongjin paid. Since that time, Zhongjin still has not filed tax returns in the PRC or paid PRC income taxes at the full statutory rate, but instead has paid PRC income taxes in lesser amounts on the basis of its discussions with the PRC taxing authority. The actual amount of income taxes Zhongjin paid in the PRC was $ 162,045 and $ 85,952 for the years ended December 31, 2007 and 2006, respectively. Although Zhongjin believes that it has paid its income taxes in the PRC in accordance with the terms of its previous tax holiday and thereafter as determined by representatives of its PRC taxing authority, the PRC taxing authorities may assert that additional taxes are due for the current period, the most recently completed tax year or prior years, and may seek to impose interest and penalties. In its consolidated financial statements for the years ended December 31, 2007 and 2006, the Company recorded provisions for income taxes based upon the PRC statutory rates in light of the possibility that it would ultimately have to pay the full statutory rates in the PRC.

Genex as an entity has not paid any income taxes in the United States since its inception nor has it filed any income tax returns in the United States or any state of the United States. Genex has no permanent establishment or fixed or other place of business in the United States, no personnel or employees in the United States, and no operations, sales, technology or other assets in the United States. Nonetheless, Genex, as a US corporation, remains subject to US taxation on its worldwide income. Although all of Zhongjin's operations, sales and personnel are in China, its earnings are derived from China and it has not declared any dividends payable to Genex, Genex could potentially be subject to US income taxation on fees payable to it pursuant to the Management Agreement which Genex and Zhongjin entered into in May 2006 (bearing a June 2004 effective date). Nevertheless, Genex has not actually received any payments from Zhongjin under the Management Agreement at any time. Genex intends to file tax returns in the United States in the upcoming months and in doing so, for income tax purposes intends to follow the cash method of accounting for income taxes. Accordingly, Genex is of the view that to date it has had no taxable income in the United States for any amounts payable under the Management Agreement, since none of such amounts has actually been paid. Zhongjin, the counterparty under the Management Agreement, has not taken an income tax deduction in China for any amounts that may be payable under the Management Agreement. If and when any such amounts are actually paid to Genex, Genex likely will recognize taxable income in the United States although it will explore whether any other tax strategies are available to it.

The Internal Revenue Service may disagree with Genex's approach as outlined above and seek to tax amounts owed to Genex under the Management Agreement even though Zhongjin has not actually made any such payments under the Management Agreement, and even though services rendered under such agreement have been performed and received exclusively in China. If the Internal Revenue Service disagrees with Genex's position as outlined above, Genex may have exposure for the payment of additional income taxes, which may have a material adverse effect on Genex's financial condition or results of operations, although Genex would continue to explore other strategies relating to its tax position. The United States may also seek to tax payments to service providers made by Zhongjin on behalf of Genex although Genex may have a corresponding or partial deduction for such expenses. Finally, Genex believes that it will be subject to penalties in the United States for its previous failure to file income tax returns in the U.S. Genex believes that contrary to its prior disclosures, it likely does not have and has not had any tax losses available for carry forward for any period following the June 2004 share purchase agreement with KS E-Media Holdings, Inc.

In the upcoming months we intend to file tax returns in the United States and China for current and prior years, and as part of this process may pay additional taxes and may sustain penalties that could adversely impact our financial position and results of operations. Until we finalize our tax analysis and strategies and prepare and file our US and China tax returns for current and prior years, we are unable to predict with certainty the extent to which we will be subject to additional taxes or penalties.

Risks Related to Our Business

We have loaned almost seventy-five percent of our assets to various related parties on an unsecured basis. Because these loans are made on an unsecured basis and comprise a substantial portion of our total assets, we would be adversely and seriously affected in the event of their non-payment.

We have made numerousl short-term interest bearing loans and non-interest bearing loans on an unsecured basis to subsidiaries of Tianjin Jinshi Group, a related party. As of fiscal year end, the total amount owed to us from these loans, which were all renewed for an additional one year period, comprised a substantial portion of our total assets. Because we made these loans on an unsecured basis and did not receive any collateral, we would be adversely and seriously affected in the event of their non-payment. In addition, while we have been accruing interest income on these loans, the borrowers have not actually made interest payments to us on these loans. See "Item 12. Certain Relationships and Related Transactions, and Director Independence."

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

Our directors and officers may allocate their time and efforts to other businesses resulting in conflicts of interest .

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

Our by-laws provide for the indemnification of our directors, officers, employees and agents (each, an "Indemnified Party") under certain circumstances for attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will bear the expenses of such litigation only upon the Indemnified Party's promise to repay us if it is ultimately determined that such Indemnified Party was not entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may be unable to recoup.

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

Our management team, including our directors and officers, collectively own 73.8% of our outstanding common stock. Therefore, management has the power to make all decisions regarding our affairs, including decisions regarding whether or not to issue additional stock and for what consideration, whether or not to sell all or substantially all of the Company's assets or whether to enter into a merger or acquire another business. Also, management may otherwise amend our charter or bylaws without minority stockholder approval or consent. The management team is in a position to elect all directors and has the decision making ability with regard to all of our policies.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting which, , may adversely affect our ability to timely and accurately meet our financial reporting responsibilities.

We believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and internal controls over financial reporting were not effective as of December 31, 2007. In this regard, we have identified material weaknesses in our disclosure controls and procedures. We intend to undertake a process to remediate the identified material weaknesses and have already retained a consultant to advise us with respect to our internal controls and reporting processes.  However, our limited financial resources may result in our failure to complete satisfactorily  this remediation process.

Risks Related to Doing Business in the PRC

Our primary operations are conducted in the PRC and therefore our business, financial condition and results of operation may be adversely affected by changes in the political and social conditions in the PRC.

Our operations in the PRC are subject to special considerations and political and social risks not typically associated with companies in North America and Western Europe. Foreign companies doing business in the PRC must face obstacles from the current system, which is in transition from the communist system to a free market economy. These obstacles include a cumbersome bureaucracy. Further, changes in social conditions, including those stemming from public health and safety concerns, may also adversely affect our business, financial condition and results of operation.

Zhongjin collects its revenue in RMB, while we report earnings and expenditures in United States dollars. Thus, we may be adversely affected by any fluctuations in currency exchange rates between RMB and the United States dollar.

Our sole investment, Zhongjin, conducts its business exclusively in China, and its revenue from operations is settled in RMB. Contrarily, we measure our financial performance and prepare our financial statements in United States dollars. Although the exchange rate between the RMB and the United States dollar has been stable since January 1, 1994 and the Chinese government recently has begun to continuously raise the exchange rates for RMB against the US dollar. It is likely that this trend will continue for some time. Any changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located in the PRC and the amount of our equity.

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

We conduct our business primarily through our subsidiary, Zhongjin, and our operations in China are governed by PRC laws and regulations. Zhongjin is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to domestic companies and wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979 PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new and because of the limited volume of published decisions and their vague and overbroad nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management's attention.

We have not obtained necessary government approvals for ownership in Zhongjin, and thus, we may be unable to enjoy the rights and benefits of legal ownership.

According to PRC laws and regulations, foreign ownership in Zhongjin is prohibited unless government approvals from the relevant agencies, such as Tianjin SAFE offices, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained. Although Genex has entered into agreements with the original stockholders of Zhongjin in respect of the transfer of legal title of the equity interest in Zhongjin to Genex, Genex has not yet submitted an application for the change of the equity interest. The merger and acquisition regulations issued on September 8, 2006 by the Chinese government have imposed additional difficulties for obtaining such approvals.

In the event that we fail to obtain necessary government approvals, there is a risk that we may not have an equity interest in Zhongjin and may not enjoy the rights and benefits of being the legal owner of Zhongjin, including repatriation of capital and distribution of profits.

In order to protect our interest in Zhongjin, we entered into a trusteeship agreement and a contract for management services on May 19, 2006. Both the trusteeship agreement and the contract for management services bore an effective date of June 17, 2004. Under the trusteeship agreement, entered into by us and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held for our benefit and we are given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if we were the legal, registered owner of such shares. The contract for management service entered into by us and Zhongjin requires us to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of RMB 1,000 and a floating fee equal to Zhongjin's gross revenues less its gross expenses for each payment period. To date, Zhongjin has not actually made these payments to Genex. Further, payment of such amounts to Genex would likely require approval of the PRC government, and it is unclear whether, and when, such approval will or could be obtained.

As a result of these contractual arrangements, which obligate us to absorb a majority of the risk of loss from Zhongjin's activities and enables us to receive a majority of Zhongjin's expected residual returns, management believes Zhongjin is a variable interest entity under Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". Because the legal stockholders of Zhongjin, Mr. Fuzhi Song and Mr. Deshun Song, do not have the characteristics of a controlling financial interest, we should be considered the primary beneficiary of Zhongjin. Accordingly, we consolidate Zhongjin's results, assets and liabilities.

Zhongjin may be restricted from paying dividends or making any other payments to us in the future, including payments under the Management Agreement

We are a company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investments in Zhongjin. However, PRC regulations currently permit payment of dividends to fund certain reserve funds only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Therefore, we may experience difficulties in the future in completing the administrative procedures necessary to obtain and remit foreign currency. See "—Government control of currency conversion may affect the value of an investment in our securities." This may include difficulties in making payments to Genex under the Management Agreement.

The price of our primary product, RBX, is subject to government price controls, which may adversely affect our revenue and profitability.

The price of our primary product, RBX, is subject to government price controls, which the PRC has only recently implemented. The prices of medical devices and equipment are set by the government after the Bureau of Price Management of the PRC examines and considers the available products and determines a price that is suitable to all buyers. Under new regulations, hospitals are now required to implement a bidding system, in which suppliers may offer their products within a range of the price set by the PRC. Therefore, changes to the price of RBX by the PRC in the future and the newly implemented bidding system in place at China's hospitals may adversely affect our revenue and profitability.

Government control of currency conversion may affect the value of an investment in our securities.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of Zhongjin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Given that the Company has not yet received government approval of the transfer of Zhongjin's equity interest to Genex, it is unlikely the PRC government would approve the payment of management fees to Genex under the Management Agreement between Zhongjin and Genex. There is no assurance that we will obtain all required conversion approvals or that the PRC authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to make payments under the Management Agreement or to fund any business activities outside China.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit Zhongjin's ability to distribute dividends.

The Ministry of Commerce of China, together with several other government agencies, promulgated regulations for the approval of foreign investment in Chinese assets or equity interests ("M&A rule") which became effective on September 8, 2006. The M&A rule provides the clarifications to the previous regulations and further regulates the requirements and procedures on the acquisition and merger of PRC domestic enterprises by foreign investors. It has centralized the approval authorities and has provided the government with more authority to evaluate and control the terms of any transactions. Even though the M&A rule has provided a new application and approval system, the vague and broad nature of the rule have made compliance with the rule more complicated, time-consuming and costly. It is difficult to predict the extent to which the rule will apply to the Genex-Zhongjin transaction, and it may cause great uncertainty for Zhongjin to obtain the necessary approvals.

The failure or inability of our PRC resident stockholders to complete the approval procedures may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit Zhongjin's ability to distribute dividends to us.

We cannot predict how the M&A rule and other relevant regulations will affect our business operations or future strategy since we cannot determine how they will be interpreted or implemented. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the relevant rules. This may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

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

Risks Related to Our Common Stock

We are not likely to pay cash dividends in the foreseeable future, thus negatively affecting our stockholders' return on investment.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we decide in the future to do so, our ability to pay dividends and meet other obligations depends on the receipt of dividends or other payments from Zhongjin. In turn, Zhongjin's ability to pay dividends or make other distributions or payments to us may be subject to government restrictions, including those relating to the conversion of RMB to United States dollars. As such, it may be extremely difficult for us to receive payments of management fees, dividends, distributions or other payments from Zhongjin for the foreseeable future, particularly in light of the fact that we have not yet received approval from the Chinese government to acquire the equity interests in Zhongjin.

No public market exists for our common stock, which will make it difficult for our stockholders to liquidate any investments in our stock.

While our equity securities are listed for trading on the Pink Sheets under the trading symbol "GENX.PK," there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a stockholder will ever be able to liquidate an investment in our common stock without considerable delay, if at all. If a market should develop, the price may be highly volatile.

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

Our common stock is subject to the "penny stock rules" of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may be an adverse impact on the market for our securities. Because our securities our subject to the "penny stock rules", investors will find it difficult to dispose of our securities. Further, it will be more difficult to obtain accurate quotations, needed capital and coverage for significant news events since major wire services generally do not publish press releases about such companies.

Our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended, and a subsequent sale of these shares may have a depressive effect upon the price of our common stock.

Our restricted shares of common stock may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months in brokerage transactions a number of shares that does not exceed the greater of 1% of the number of shares of our common stock then outstanding or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of at least one year. A sale under Rule 144, or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of present stockholders' common stock, may have a depressive effect upon the price of our common stock.

Since our directors and officers own a significant percentage of our issued and outstanding common stock, any future sales of their shares may result in a decrease in the price of our common stock and the value of our stockholders' investment.

Our directors and officers currently own 13,170,152 shares of the total 17,845,732 shares or our common stock issued and outstanding. These shares are available for resale to the public under Rule 144 of the Securities Act. Under Rule 144, our directors and officers are entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the number of shares of our common stock then outstanding or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. The possibility of a future sale of a significant amount of shares held by our directors and officers could decrease the market price of our common stock if the marketplace does not adjust orderly the increase in the shares in the market. In such case, the value of our stockholders' investment in us will decrease.

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

Item 4.         Submission of Matters to a Vote of Security Holders

Although the Company intends to have stockholder meetings in the future, no such meeting has been held since the Company's formation. Accordingly, no matter was submitted to a stockholder vote during the 2007 fiscal year.

PART II

Item 5.         Market for Company's Common Stock and Related Stockholder Matters

We trade on the Pink Sheets under the symbol "GENX.PK". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low

2007
4th Quarter	$0.45	$0.15
3rd Quarter	$0.51	$0.15
2nd Quarter	$0.25	$0.13
1st Quarter	$0.25	$0.11

2006
4th Quarter	$0.16	$0.06
3rd Quarter	$0.18	$0.09
2nd Quarter	$0.24	$0.10
1st Quarter	$0.28	$0.17

As of December 31, 2007, there were 8 stockholders of record of our common stock. We have not paid any dividends on our common stock since inception and do not anticipate that dividends will be paid at any time in the immediate future.

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

On June 8, 2004, Genex entered into the Share Purchase Agreement, which provided for the acquisition by Genex of 100% of Zhongjin's shares in exchange for 3,658,375 restricted shares of Genex's common stock which were issued to the Zhongjin stockholders. On June 17, 2004, the stock purchase made pursuant to the Share Purchase Agreement was consummated. On June 27, 2004, the Company effectuated a four-for-one stock dividend of its common stock, and on June 29, 2004, changed its name to the present name.

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

The Company has yet to submit applications to receive government approval of the transfer of Zhongjin's equity interest; however, to protect its interest in Zhongjin, the Company entered into a trusteeship agreement and a contract for management services ("Management Agreement") on May 19, 2006. Both the trusteeship agreement and the Management Agreement provided for an effective date as of June 17, 2004. Under the trusteeship agreement, entered into by the Company and Mr. Fuzhi Song and Mr. Deshun Song, the legal stockholders of Zhongjin, the equity shares in Zhongjin are to be held for the benefit of the Company and the Company is given the exclusive power and authority to exercise any and all stockholder rights with respect to all the equity shares in Zhongjin as if the Company were the legal, registered owner of such shares. The Management Agreement entered into by the Company and Zhongjin, requires the Company to provide management, administrative and related services to Zhongjin in exchange for a base annual fee of RMB 1,000 and a floating fee equal to Zhongjin's gross revenues less its gross expenses for each payment period. These fees have not been paid to Genex to date. Further, payment of such amounts to Genex would likely require approval of the PRC government, and it is unclear whether, and when, such approval will or could be obtained.

Zhongjin's Chairman of the Board of Directors, Mr. Fuzhi Song, serves as the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Shuli Zhang serves as Chief Financial Officer and Treasurer of the Company, and Ms. Sufen Ai is the Company's Secretary.

About Zhongjin

Zhongjin is organized under the laws of the PRC and is headquartered in Tianjin, China. Zhongjin engages in the business of producing and distributing RBX, which is considered a medical device that accelerates bone healing. Zhongjin markets its medical devices to hospitals and medical device resellers in China and aims to position itself as a comprehensive provider of bone grafting products and services. Presently, Zhongjin distributes its medical devices to more than 500 hospitals in 30 provinces throughout China.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

The accompanying consolidated financial statements at and for the year ended December 31, 2007 include the accounts of Genex and Zhongjin for the year then ended. The historical results for the year ended December 31, 2006 include the accounts of Genex and Zhongjin from the date of Zhongjin's acquisition for the year then ended. All significant inter-company transactions have been eliminated in consolidation.

Revenues. For the year ended December 31, 2007, net sales were $3,237,155 as compared to net sales of $2,438,229 for the year ended December 31, 2006, reflecting an increase of $798,926 or 33%. The increase in revenue was mainly due to the Company's efforts to continuously improve sales networks as well as strengthening sales force.

Gross Profit. For the year ended December 31, 2007, total gross profit was $2,874,440, or 88.8% of total net sales, as compared to total gross profit of $2,220,750, or 91.1% of total net sales, for the year ended December 31, 2006. Gross profit margin slightly decreased by 2.3% during fiscal year 2007 as compared to fiscal year 2006. The decrease in gross profit margin was mainly due to an increase in incurred repair and maintenance expenses for a factory plant as compared to fiscal year 2006.

Selling Expenses . For the year ended December 31, 2007, selling expenses were $1,032,233, as compared to $673,593 for the year ended December 31, 2006, reflecting an increase of $358,640, or 53.2%. The Company engaged consulting firms to assist with the management and coordination of conducting or sponsoring training programs and seminars for physicians, participating in product trade shows, conducting or sponsoring medical case studies, sponsoring academic research and technical evaluations of the Company's products, and providing additional training. Payments for these expenditures amounted to $300,662 in 2007. The traveling, communication ,salaries, staff welfare expenses and sundry expenses of sales and marketing personnel in 2007 increased by $148,965 as compared to 2006, due to an increase in the level of such activities and sales force. The aforementioned increases were largely offset by decreases in advertising expenses and other miscellaneous expenses, the amount of the decrease totalling $90,988.

General and Administrative Expenses . For the year ended December 31, 2007, general and administrative expenses were $1,180,079, as compared to general and administrative expenses of $699,341 for the year ended December 31, 2006, reflecting an increase of $480,738, or 68.7%. The Company made a bad debt provision of $ 760,141 in 2007, an increase of $ 751,933 compared to 2006. However, the increase was largely offset by a $181,177 decrease in consulting fees.

Research and Development Expenses .. For the year ended December 31, 2007, research and development expenses were $195,991, as compared to research and development expenses of $1,137 for the year ended December 31, 2006. These research and development expenses incurred in 2007 were mainly due to expenditures of a research for a new bone grafting material, which was conducted by Golden World Drug Research Centre, a related party. This research and development is still at the planning and implementation stage, and has not yet resulted in a new product available for sale.

Other income . Interest income, net of interest expense, for the year ended December 31, 2007, increased to $254,246, from $179,109 for the year ended December 31, 2006 due to an increase in interest-bearing cash advances to related parties during the year ended December 31, 2007 as compared to the year ended December 31, 2006. These amounts have been accrued but have not been paid.

Net income. The Company recorded net income of $342,549 for the fiscal year ended December 31, 2007 as compared to a net income of $618,963 for the fiscal year ended December 31, 2006, a decrease of $276,414. This was primarily due to the significant increase in selling expenses , general and administrative expenses and research & development.

Liquidity and Capital Resources

Operating

For the fiscal year ended December 31, 2007, the Company's operations provided cash resources of $529,657, as compared to total cash resources of $1,180,236 for the year ended December 31, 2006. The decrease was mainly due to the decrease of net income along with an increase in the levels of accounts receivable, largely offset by an increase in accounts payable, accrued liabilities and other current liabilities.

Investing

During the fiscal year ended December 31, 2007, the Company expended net cash of $ 1,879,599 in investing activities, mainly for advancing cash to related parties. For the fiscal year ended December 31, 2006, the Company utilized $1,298,543 in investing activities.

Financing

Net cash provided by financing activities was $1,567,089 for the fiscal year ended December 31, 2007 compared to $6,297 provided in financing activities for the fiscal year ended December 31, 2006. This was mainly attributable to a $555,798 increase in net proceeds from a loan guaranteed by Mr. Fuzhi Song, Director and CEO of the Company, a $640,759 increase in amounts due to related parties and a $364,235 increase in received subsidies from a government authority to finance hi-tech projects in the year ended December 31, 2007 as compared to the year ended December 31, 2006. We anticipate that, based on current plans and assumptions relating to our company's existing operations, our projected cash flow from operations is sufficient to support our working capital requirements for our company's planned operations for the next twelve months.

Plan of Operation

The Company anticipates that, based on current plans and assumptions relating to its existing operations, its projected cash flow from operations is sufficient to support the Company's working capital requirements for its planned operations for the next twelve months.

Tianjin Jinshi Group, a related party of the Company , is currently building a new 111,116 square foot factory. The construction began in October 2006 and is expected to be completed in July 2008. Mr. Song, our company's Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group. The investment of the project is expected to be approximately $12 million. As of December 31, 2007, the Company financed approximately $5.4 million of the new facility pursuant to related party lending transactions, as discussed under "Item 12. Certain Relationships and Related Transactions, and Director Independence." The remainder of the new facility has been financed by Tianjin Jinshi Group and its subsidiaries. Considering requirements of expansion of the sales network and production of more innovative products, the Company intended to purchase or lease the new plant from Tianjin Jinshi Group .Although it is uncertain whether or not the future benefit will recover the cost of the new facility, management believed that the temporary unused production capacity will be gradually utilized by the Company's efforts to optimize its sales management and strengthen the research and development of more high-tech products with high added value. On January 24, 2007, Zhongjin entered into a trust loan agreement with Shanghai Pudong Development Bank with Mr. Song, our Company's Chairman of the Board of Directors, Chief Executive Officer and President, serving as the trustor. The loan was made for $574,980 with the term of one year and interest bearing at 9% per annum. The loan was repaid on January 23, 2008. The purpose of the loan was for the scale production of guided bone biological medical active material.

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

The Company maintains its books and accounting records in RMB, the PRC's currency and the Company's functional currency. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2007 amounted to $333,870.

On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. The People's Bank of China (the "Bank of China") announces the closing price of a foreign currency, such as the United States dollar, traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day. This closing price then becomes the unified exchange rate for trading against the RMB on the following working day. The daily trading price of the United States dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate that this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No.133. SFAS No.161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

Item 7.         Financial Statements

The consolidated financial statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to the consolidated financial statements is also attached at the end of this Annual Report on Form 10-KSB.

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 9, 2004, the Company notified Manning Elliott, Chartered Accountants ("Elliott"), its independent public accountants, that the Company was terminating Elliot's engagement effective June 17, 2004. The Company's Board of Directors approved such decision.

Elliott's opinion in its report on the Company's financial statements for the years ended September 30, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. During the two most recent fiscal years and the subsequent interim period ended June 17, 2004 (the date of termination), there were no disagreements with Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Elliott's satisfaction, would have caused Elliot to make reference to the subject matter of the disagreement in connection with its report for any such periods.

From June 17, 2004 to October 26, 2004, the Company engaged Kabani & Company, Inc. ("Kabani") as its independent public accountants. Prior to Kabani's dismissal, there were neither disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kabani's satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its report, nor any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B.

On October 26, 2004, the Board of Directors dismissed Kabani as the Company's independent public accountants, and on October 28, 2004, appointed Weinberg & Company, Inc. ("Weinberg") to serve as the Company's independent public accountants. The Company subsequently dismissed Weinberg on March 29, 2005. Weinberg's reports on the Company's financial statements since the last fiscal quarter ended September 30, 2004 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged Weinberg as its independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report during such periods. In addition, there were no "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2005, the Board of Directors re-appointed Kabani to serve as the Company's independent public accountants. Kabani served as the Company's independent public accountants until its dismissal on November 16, 2005. Kabani's reports on the Company's financial statements since the last fiscal year ended December 31, 2004 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged Kabani as the Company's independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani's satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its report during such periods. There were also no "reportable events" as defined in Item 304(a)(1)(iv) of Regulation S-B.

Following Kabani's dismissal on November 16, 2005, the Board of Directors appointed GC Alliance Limited, Certified Public Accountants ("GC Alliance"), to serve as the Company's independent public accountants. The Company dismissed GC Alliance on March 29, 2006. GC Alliance's reports on the Company's financial statements since the last fiscal quarter ended September 30, 2005 neither contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the time the Company engaged GC Alliance as its independent public accountants and during any subsequent interim period preceding the dismissal, there were no disagreements with GC Alliance on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GC Alliance Limited's satisfaction, would have caused GC Alliance to make reference to the subject matter of the disagreement in connection with its report during such periods. Further, there were no "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2006, the Company appointed Schwartz Levitsky Feldman LLP, Chartered Accountants ("Schwartz Levitsky"), to serve as the Company's independent public accountants.

Item 8A(T).         Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under Rule 13a-15 under the U.S. Securities Exchange Act of 1934 ("Exchange Act"), we are required to maintain disclosure controls and procedures, and our management, with the participation of our CEO and CFO, must evaluate the effectiveness of our disclosure controls and procedures.

Disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Management reached this conclusion based upon the material weaknesses in internal control over financial reporting set forth below, as well as the fact that we do not have any in-house personnel, including management personnel or board members, with any training or experience in SEC disclosure principles and practices. In addition, we do not have any formal processes for communicating episodic information to our outside advisers and consultants. We also have not yet conducted any formal internal training programs on SEC disclosure compliance. In addition, as stated further below, we are considering the hiring of an employee or employees with training and experience in US GAAP and SEC rules and regulations.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for assessing the effectiveness of our internal control over financial reporting.

We have four employees on our accounting staff, all of whom are professional, experienced accountants trained in accounting rules and procedures generally accepted in the PRC. Our accounting staff receives continuing education in PRC accounting principles. Each such employee has different responsibilities within the accounting staff. Our accounting systems are automated and we maintain security and controls over access to our accounting systems and data. Our accounting functions are supervised by our Chief Financial Officer who is a CPA in the PRC and our payment functions are supervised by our General Manager. In addition, we have an internal audit function in which a trained accountant from one of our affiliated companies reviews selected aspects of our accounting records and systems. Our CFO also conducts periodic reviews of our ledger entries and accounting systems and processes in general. Our internal control procedures are set forth in written documentation. We believe our accounting systems and internal controls are consistent with requirements and standard practices in the PRC for a company of our size.

Notwithstanding the foregoing, we have identified several material weaknesses in our internal control over financial reporting as defined in and for purposes of SEC Rule 13a-15(f) under the Exchange Act. A material weakness under SEC Rule 12b-2 is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses are: (1) inability to timely close our books and records at the end of each reporting period; (2) lack of personnel at the Company and on the board of directors with expertise and training in US accounting principles and practices, (3) lack of independent approval, review and monitoring of related party transactions, and (4) lack of expertise in US tax accounting, lack of effective controls over accounting for non-PRC income taxes and lack of complete documentation relating to taxation in the PRC. We have also identified the following significant deficiencies: deficiencies relating to accounting for consulting fees (which were rectified prior to filing of this report); the absence of an independent audit committee of the board of directors, and the lack of formalized policies and procedures such as a code of conduct and whistleblower policy. As a result of the foregoing, management has concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2007.

Management's assessment of internal controls over financial reporting is ongoing. Further work on our part is necessary to carry out our evaluation on the basis of the criteria established in "Internal Control – Integrated Framework" ("COSO Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management anticipates amending this Report at a later time when it has conducted a further assessment by reference to the COSO Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

In light of the material weaknesses and significant deficiencies described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To address the material weaknesses identified above, management is performing additional analyses and other procedures to evaluate the above referenced weaknesses in our disclosure controls and procedures. Among the possible measures to remediate the material weaknesses is the hiring of additional employees who will help us to timely and accurately close our books and records at the end of each reporting period and who are proficient in the application of U.S. generally accepted accounting principles, as well as SEC rules and regulations. However, due to the limited financial resources of the Company, and the limited number of such persons available for hire in our province, we may be unable to hire additional staff to address our deficiencies. In the meantime, we have retained a consultant to assist us with our internal controls and reporting processes. We will continue to evaluate and address our material weaknesses and consider appropriate remedial measures that are in line with our financial resources.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of all directors and executive officers of the Company as of December 31, 2007. The Board of Directors is comprised of only one class, and except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided below are brief descriptions of each director's and executive officers' business experience during the past five years and directorships in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Mr. Fuzhi Song	56	Chairman of the Board of Directors, Chief Executive Officer and President
Mr. Shuli Zhang	46	Chief Financial Officer and Treasurer
Ms. Sufen Ai	33	Secretary

Mr. Fuzhi Song has been the Company's Chairman of the Board of Directors, Chief Executive Officer and President since June 17, 2004. Mr. Song is also the Chairman of the Board of Directors of Zhongjin and has served in this position since inception of the company in February 2003. Mr. Song has over 10 years experience in the pharmaceutical industry and is currently the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group, positions he has held since December 1999. Additionally, he acted as the Chief Executive Officer of Tianjin Zhongjin Pharmaceutical Company from January 1998 to November 1999. Mr. Song earned a professional certificate in economics in 1992 from the Government Economic Management Institute in Tianjin, China.

Mr. Shuli Zhang joined Zhongjin as the Chief Financial Officer on June 17, 2004. From January 2003 to June 2004 he was the Chief Financial Officer of the Tianjin Pharmaceutical Company. Mr. Zhang was Audit Manager of The Tianjin Jiurong Accounting Company from September 2002 to December 2002. From October 2000 to August 2002, he served concurrently as Chief Accountant of Tianjin Hualinhang Investment Company and as Chief Financial Officer at Xinjiang Zhonghe Ltd. Mr. Zhang graduated from Renmin University with a Bachelor's degree in economics in 1986, and is a Chinese CPA, CPV and CTA.

Ms. Sufen Ai joined Zhongjin as its Corporate Secretary in June 2004. Her previous work experience involves executive positions in several Chinese companies including Suning Appliance Group and Jiangsu Wantai Industrial Group. In this regard, she was the Chief Executive Officer of Jiangsu Wantai Industrial Group from 2002 to June 2004. Ms. Ai She received an MBA in finance from St. Joseph's University in the United States in 2002.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Audit Committee

The Company currently does not have an audit committee. Accordingly, we believe that the entire Board of Directors constitutes the Company's audit committee. The Board of Directors does not have an "audit committee financial expert" as such term is defined in Item 407(d)(5)(ii) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. During the year ended December 31, 2007, not all of the Company's directors, officers and holders of more than 10% of the Company's common stock complied with all of the Section 16(a) filing requirements. The following table sets forth for each director, officer and holder of more than 10% of the Company's common stock any known failure to file any required report. The Company will inform its directors, officers and holders of more than 10% of the Company's commons stock to take immediate remedial action. None of the persons set forth in the table below purchased or sold any shares of Company common stock during 2007.
Name	Failure to File
Reports

Mr. Fuzhi Song	1
Mr. Shuli Zhang	1
Ms. Sufen Ai	1

Employee Code of Conduct and Code of Ethics and Reporting of Accounting Concerns

The Company currently does not have a code of ethics applicable to its principal executive and financial officers, but plans to adopt and implement a code of ethics in the future.

Item 10.         Executive Compensation

For the fiscal year ended December 31, 2007, we paid an aggregate of approximately $49,231 to our senior executive officers. We paid $29,536 to Mr. Fuzhi Song and $19,695 to Mr. Shuli Zhang. The compensation of approximately $7,692 was paid to the Chairman and Chief Executive Officer for remuneration during the fiscal year ended December 31 2006. None of the executive officers of the Company received annual compensation in excess of $100,000, and none of the directors received compensation for their services during the 2007 fiscal year.

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

Limitation of Liability and Indemnification

Our certificate of incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty, and, therefore, a director or officer cannot be held liable for damages to us or our stockholders for gross negligence or lack of due care in carrying out his or her fiduciary duties as a director or officer except in certain specified instances. We have also adopted by-laws which provide for indemnification to the full extent permitted under law, which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with us.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2007, certain information with respect to the beneficial ownership of the Company's voting securities by (i) any person or group with more than 5% of the Company's securities, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. The percentage of common stock beneficially owned is based on 17,845,732 shares of common stock outstanding at December 31, 2007.

	Number of Shares of	Percent of Common
Name and Address of Beneficial	Common Stock	Stock Beneficially
Owner	Beneficially Owned	Owned

Mr. Fuzhi Song (1), (2)	13,170,152	73.8%
Mr. Deshun Song (2)	1,463,348	8.2%
Mr. Shuli Zhang	—	—
Ms. Sufen Ai	—	—
All directors and officers as a group	13,170,152	73.8%

(1) Mr. Fuzhi Song and Mr. Deshun Song are father and son. Mr. Fuzhi Song disclaims beneficial ownership of the shares held in the name of Mr. Deshun Song.

(2) The address of these beneficial owners is 1801 Guangyiun Building, Youyibeilu, Hexi District, Tianjin City, China 300074.

Item 12 .         Certain Relationships and Related Transactions, and Director Independence

The Company entered into certain related party transactions with subsidiaries of the Tianjin Jinshi Group as set forth in the table below. Mr. Song, our Chairman of the Board of Directors, Chief Executive Officer and President, is the Chairman of the Board of Directors and General Manager of the Tianjin Jinshi Group. As a smaller company in China, it is difficult for Zhongjin to receive government approval for the construction of a new facility. Thus, to facilitate the construction of a new facility, Zhongjin has entered into transactions with with certain of its related parties, which are larger Chinese companies. These transactions allow for the loans to be applied to the construction costs of a new facility to be used by Zhongjin. The table below sets forth the transactions and the amounts owing to the Company as of December 31, 2007. As of December 31, 2007, the accrued interest on the below referenced loans has not been paid. As noted elsewhere in this report, the application, approval and construction of the new facility is in the name of Tianjin Jinshi Group. We are considering the possibility of restructuring the loans in the future to purchase an ownership interest in the new facility by offsetting the principal due from the loans from the purchase price of the ownership interest. However, at this point, no decision has been made in this regard and there is no assurance that the loan will be restructured in this or any other manner or that we will acquire an ownership interest in the new facility.

The amounts due from related companies as of December 31, 2007, consisted of the following:

Name	Relationship with	Nature	Interest	Amount
	the Company		rate

Tianjin Zhongjin	Common	Advances to suppliers	Nil	$278,101
Pharmaceutical Co., Ltd.	shareholder	(1)

		Amount due from	Nil	$54,674

		Short-term	6% p.a.	2,411,013
		interest-bearing loan (2)

		Accrued loan interest	Nil	258,538

Tianjin Golden World	Common	Short-term	6% p.a.	1,232,100
Group Co., Ltd.	shareholder	interest-bearing loan (2)

		Amount due from	Nil	2,875

		Accrued loan interest	Nil	141,896

Tianjin Zhongwei	Common	Short-term	6% p.a.	840,156
Pharmaceutical Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	104,497

Tianjin Nanfang Medicine	Common	Short-term	6% p.a.	616,050
Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	69,825

Tianjin Jinshi	Common	Short-term	6% p.a.	260,110
Pharmaceutical Co Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	28,074

Tianjin Jintan Real Estate	Common	Short-term	6% p.a.	13,690
Exploitation Co. Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	821

Total				$6,312,420

The amounts due to director as of December 31, 2007 consisted of the following:

Name	Relationship with the	Nature	Interest	Amount
	Company		rate
Mr. Song, Fuzhi	Director	Short-term	9% p.a.	$574,980
		interest-bearing loan (3)

The amounts due to related companies as of December 31, 2007 consisted of the following:

Name	Relationship with the	Nature	Interest	Amount
	Company		rate

Tianjin Zhongjin	Common shareholder .	Amount due to(5)	Nil	$132,063
Pharmaceutical Co., Ltd.

Tianjin Nanfang Medicine	Common shareholder	Amount due to(5)	Nil	113,525
Co., Ltd.
Golden World Drug	Common shareholder	R &D research fee	Nil	198,505
Research Centre		payable (4)
Tianjin Golden World Group	Common shareholder	Amount due to(5)	Nil	321,053
Co., Ltd.
Total				$765,146

(1) Advances to suppliers were paid to the Company's related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during the fiscal year ended December 31, 2007. The total principal amount of $5,373,119 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2007. On January 1, 2008, the Company entered into agreements with each of these related parties to extend the term of each loan until December 31, 2008. There was no collateral for any of the balances with the related companies. Total interest income on the loans for the fiscal year ended December 31, 2007 and 2006 amounted to $297,951 and $181,810, respectively. These amounts have been accrued but have not been paid.

(3) On January 24, 2007, Mr. Fuzhi Song, Director and CEO of the company, issued a loan to TZBD through the trust with Shanghai Pudong Bank for USD 574,980 with a term of one year and interest bearing at 9% per annum. This loan was repaid on January 23, 2008.

(4) The amount due to Golden World Drug Research Centre represented the payable for R &D research fee .

(5) These amount represented that the related parties had paid on behalf of the Company for its general operating activities.

(6) During the fiscal year ended December 31, 2007 and 2006, the Company recorded rental expenses paid and payable to related parties amounting to $28,584 and $27,204, respectively, for office and factory premises.

Item 13.         Exhibits

(a) (1) Our audited consolidated financial statements are included in this Annual Report on Form 10-KSB.

(a) (2) Unless otherwise noted, the following exhibits are being filed herewith.

Exhibit No.	Description

3.1*	Certificate of Incorporation of Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 filed on December 23, 2002)

3.2*	Bylaws of Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form SB-2 filed on December 23, 2002)

10.1*	The Contract for Management Service, dated as of June 17, 2004, between Tianjin Zhongjin Biology Development Co., Ltd. and Genex Pharmaceutical, Inc. (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.2*	Trusteeship Agreement, dated as of June 17, 2004, between Genex Pharmaceutical, Inc. and Fuzhi Song and Deshun Song (incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.3*	Form of Related Party Loan Agreement (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006).

10.4*	January 2007 Loan to Zhongjin from Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006).

31.1	Certification of Fuzhi Song pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Shuli Zhang pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Fuzhi Song pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Shuli Zhang pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

Item 14.         Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Schwartz Levitsky, our independent public accountants, for fiscal years 2007 and 2006:

	2007	2006

Audit Fees (1)	$120,000	$120,000
Total (2)	$120,000	$120,000

(1) This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2007 and 2006, the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal years 2007 and 2006, and services normally provided by the independent public accountants in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

(2) The Company did not pay any fees to its independent public accountants in fiscal years 2007 or 2006 for audit-related services, tax services or any other services except as stated above in the table and in footnote 1 thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genex Pharmaceutical, Inc.

By: /s/ Fuzhi Song
Name: Fuzhi Song
Title: Chairman, Chief Executive Officer, President

Dated: May 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board of Directors, Chief
Executive Officer and President
/s/ Fuzhi Song	(Principal Executive Officer)	May 23, 2008
Fuzhi Song

Chief Financial Officer and Treasurer
/s/ Shuli Zhang	(Principal Financial and Accounting Officer)	May 23, 2008
Shuli Zhang

All other schedules are omitted because the required information either is not applicable or is not presented in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genex Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genex Pharmaceutical, Inc. and its subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Schwartz Levitsky Feldman, LLP
Toronto, Ontario, Canada	Chartered Accountants
April 15, 2008	Licensed Public Accountants

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND DECEMBER,2006
(Amounts expressed in US Dollars)
	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$430,124	$192,198
Accounts receivable, net of allowance of $132,337 and $55,572
as of December 31, 2007 and December 31, 2006, respectively	1,061,609	708,717
Other receivable ,net of allowance of $550,560 and $0
as of December 31, 2007 and December 31, 2006, respectively	163,824	172,975
Inventories (note4)	484,838	460,378

Total current assets	2,140,395	1,534,268

Property and equipment, net (note 6)	196,097	130,501
Due from related parties (note 5)	6,312,420	4,080,216

Total assets	$8,648,912	$5,744,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13,992	$4,640
Accrued payroll and welfare expenses	366,961	238,803
Accrued operating expenses	522,643	343,782
Income tax payable	958,656	675,082
Advances from customers	275,737	371,325
Due to directors (note 5)	574,980	—
Due to related companies (note 5)	765,146	—

Total current liabilities	3,478,115	1,633,632

Deferred subsidy income (note 7)	431,235	44,817

Total liabilities	3,909,350	1,678,449
Related Parties Transactions (Note 5)
Commitments And Contingencies (Note 13)

Stockholders' Equity
Preferred stock; $0.0001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock; $ 0.0001 par value; 30,000,000 shares
authorized, 17,845,732 shares issued and outstanding	1,785	1,785
Additional paid-in capital	1,146,945	1,146,945
Statutory reserve ( note 10 )	523,103	432,704
Accumulative other comprehensive income	540,060	209,583
Retained earnings	2,527,669	2,275,519

Total stockholders' equity	4,739,562	4,066,536

Total liabilities and stockholders' equity	$8,648,912	$5,744,985

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEAR ENDED ON DECEMBER 31, 2007 AND 2006
(Amounts expressed in US Dollars)
	2007	2006

Sales	$3,237,155	$2,438,229
Cost of goods sold	(362,715)	(217,479)

Gross profit	2,874,440	2,220,750

Operating expenses
Selling expenses	(1,032,233)	(673,593)
General and administrative expenses	(1,180,079)	(699,341)
Research & development	(195,991)	(1,137)

Income from operations	466,137	846,679

Other income
Interest income, net	254,246	179,109
Other income	13,203	87

Total other income	267,449	179,196

Income before income taxes	733,586	1,025,875

Income taxes (note 9)	(391,037)	(406,912)

Net income	$342,549	$618,963

Weighted average shares outstanding
- basic and diluted (note 12)	17,845,732	17,845,732

Basic and diluted net income per share	$0.02	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Amounts expressed in US Dollars)
	Common stock
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income	Total stockholders equity

Balance, January 1, 2006	17,845,732	1,785	$1,146,945	$313,389	$1,775,871	$78,101	$3,316,091

Foreign currency translation gain	—	—	—	—	—	131,482	131,482

Net income for the period January 1, 2006 through December 31, 2006	—	—	—	—	618,963	—	618,963

Allocation to statutory reserves	—	—	—	119,315	(119,315)	—	—

Balance, December 31, 2006	17,845,732	1,785	1,146,945	432,704	2,275,519	209,583	4,066,536

Foreign currency translation gain	—	—	—	—	—	330,477	330,477

Net income for the period January 1, 2007 through December 31, 2007	—	—	—	—	342,549	—	342,549

Allocation to statutory reserves	—	—	—	90,339	(90,339)	—	—

Balance, December 31, 2007	17,845,732	1,785	1,146,945	523,103	2,527,669	540,060	4,739,562

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Amounts expressed in US dollars)

	2007	2006
Cash flow from operating activities
Net income	$342,549	$618,963
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	56,139	54,800
Provision for doubtful debts	602,683	6,423
Changes in operating assets and liabilities:
Increase in accounts and other receivable	(872,685)	(38,761)
Increase in amount due from a shareholder	—	946
Decrease in inventories	7,128	9,689
Increase in Deposit and prepayment	(3,336)	—
(Decrease) increase in accounts payable and accrued liabilities	285,407	44,724
(Decrease) increase in income tax payable	228,990	325,245
(Decrease) increase in advances from customers	(117,218)	158,207

Net cash provided by (used in) operating activities	529,657	1,180,236

Cash flows from investing activities
Increase in related party receivables (net of non cash amount of $ 297,951and $ 178,826 in 2007 and 2006, respectively)	(1,878,347)	(1,295,004)
Purchase of property and equipment (net of non cash amount of $109,572 in 2007)	(1,252)	(3,539)
Net cash used in investing activities	(1,879,599)	(1,298,543)
Cash flows from financing activities
Increase in related party payables (net of non cash amount of $109,572 in 2007)	640,759	—
Due to directors	555,798	—
Proceeds from subsidy received	370,532	6,297
Net Cash flows from Financing Activities	1,567,089	6,297

Effect of foreign currency exchange rate changes	20,779	8,014

Net decrease in cash and cash equivalents	237,926	(103,996)

Cash and cash equivalents, at beginning of period	192,198	296,194

Cash and cash equivalents, at end of period	$430,124	$192,198

The accompanying notes are an integral part of these consolidated financial statements.

GENEX PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Amounts expressed in US Dollars)

1a) DESCRIPTION OF BUSINESS AND BUSINESS COMBINATION

Tianjin Zhongjin Biology Development Co., Ltd. ("TZBD") was founded in the People's Republic of China ("PRC") on February 10, 2003. TZBD is located in the Tianjin Economic and Technological Development Zone in the People's Republic of China. The business license of TZBD was issued by Tianjin Industrial and Commercial Administration on February 10, 2004. The operating period of the business license is from February 10, 2003 to February 9, 2053. TZBD is primarily engaged in production and sales of Reconstituted Bone Xenograft (RBX) in the People's Republic of China. All of the customers are hospitals in People's Republic of China. Marketing is either through distributors or through TZBD's sales offices in various cities in China.

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

1 b) OWNERSHIP OF A PRC SUBSIDIARY

According to the prevailing relevant PRC laws and regulations, a foreign ownership in TZBD is prohibited unless government approvals from the Tianjin offices of the State Administration of Foreign Exchange, the Ministry of Commerce, and the State Administration for Industry and Commerce are obtained. Genex has entered into agreements with the original stockholders of TZBD in respect of the transfer of legal title of the equity interest in TZBD to Genex. However, Genex has not submitted an application for the change of the equity interest of TZBD since the agreements were entered into.

The Company's management believes that there should be no legal barriers for the Company to obtain the legal ownership of TZBD. However, in the event that the Company fails to obtain necessary approvals from those offices, there is the risk that the Company may not have an equity interest in TZBD and may not enjoy the rights and benefits of being the legal owner of TZBD including repatriation of capital and distribution of profits.

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements at and for the years ended December 31, 2007 and 2006 includes the accounts of TZBD and its parent company, Genex. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

c. Accounts receivable and allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on the composition of accounts receivable, analysis of historical bad debts, customer concentrations, customer credit worthiness, an analysis of current economic and business trends as well as changes in customer payment patterns. The Company has no specific terms for their sales. The Company records a full allowance for accounts receivable that have been determined legally to be uncollectible. For accounts receivable that have been outstanding for over 180 days, the Company determines an appropriate allowance based on individual circumstances.

As of December 31, 2007 and 2006, the Company recorded $132,337 and $55,572 as general allowance for doubtful and long overdue accounts.

d. Advances from customers

The customers advance payments to the Company for purchases. The advances are interest free and unsecured. The advances from customers amounted to $275,737 and $371,325 at December 31, 2007 and December 31, 2006 respectively.

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

f. Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

g. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had recorded foreign currency translation gains of $333,870 and $131,482 for the years ended December 31, 2007 and 2006 respectively. Consequently for the years ended December 31, 2007 and 2006, the comprehensive income was $673,026 and $750,445 respectively.

	2007	2006
Net Income	$342,549	$618,963
Foreign currency translation gain	330,477	131,482
Comprehensive income	673,026	750,445

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

i. Advertising costs

The Company expenses the costs of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2007 and 2006 were insignificant.

j. Research and Development Costs

Research and development costs are expensed to operations as incurred. For the year ended December 31, 2007, research and development expenses were $195,991, as compared to research and development expenses of $1,137 for the year ended December 31, 2006.These research and development expenses incurred in 2007 were mainly due to expenditures of a research for a new bone grafting material, which was conducted by Golden World Drug Research Centre, a related party.

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

l. Stock based compensation

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation", which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

As of December 31, 2007, the Company did not have any stock-based compensation programs.

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

n. Statutory reserves

In accordance with the PRC Companies Law, the Company's PRC subsidiary is required to appropriate a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves before any dividend distribution. The statutory reserves are comprised of a statutory surplus reserve. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve may be distributed to stockholders in the form of share bonus and/or cash dividends. During the years ended December 31, 2007 and 2006, no dividend had been declared by TZBD.

o. Foreign currency translation

The Company maintains its books and accounting records in Chinese Renminbi ("RMB"), the PRC's currency and the Company's functional currency. The unit of Renminbi is in Yuan. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Cumulative translation adjustment amount and translation adjustment gain at and for the year ended December 31, 2007 amounted to $ 330,477.

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

TZBD's assets and liabilities at December 31, 2007 and its statement of income for the year then ended were translated at the rates of RMB7.3046:US$1.00 and RMB7.5567:US$1.00 respectively, whereas its assets and liabilities as of December 31, 2006, and its statement of income for the year then ended were translated at the single rate of RMB7.8097:US$1.00 and RMB7.9400:US$1.00 respectively. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

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

t. Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has not had any impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate that this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

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

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No.133. SFAS No.161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

4. INVENTORIES

	December	December
	31, 2007	31, 2006

Raw materials and packing materials	$18,767	$19,306
Work-in-progress	329,362	307,722
Finished goods	136,709	133,350

	$484,838	$460,378

5. DUE FROM / TO RELATED PARTIES

The amounts due from related companies as of December 31, 2007 consisted of the following:

Name	Relationship with	Nature	Interest	Amount
	the Company		rate

Tianjin Zhongjin	Common	Advances to suppliers	Nil	$278,101
Pharmaceutical Co., Ltd.	shareholder	(1)

		Amount due from	Nil	$54,674

		Short-term	6% p.a.	2,411,013
		interest-bearing loan (2)

		Accrued loan interest	Nil	258,538

Tianjin Golden World	Common	Short-term	6% p.a.	1,232,100
Group Co., Ltd.	shareholder	interest-bearing loan (2)

		Amount due from	Nil	2,875

		Accrued loan interest	Nil	141,896

Tianjin Zhongwei	Common	Short-term	6% p.a.	840,156
Pharmaceutical Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	104,497

Tianjin Nanfang Medicine	Common	Short-term	6% p.a.	616,050
Co., Ltd.	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	69,825

Tianjin Jinshi	Common	Short-term	6% p.a.	260,110
Pharmaceutical Co Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	28,074

Tianjin Jintan Real Estate	Common	Short-term	6% p.a.	13,690
Exploitation Co. Ltd	shareholder	interest-bearing loan (2)

		Accrued loan interest	Nil	821

Total				$6,312,420

The amounts due to director as of December 31, 2007 consisted of the following:

Name	Relationship with the	Nature	Interest	Amount
	Company		rate
Mr. Song, Fuzhi	Director	Short-term	9% p.a.	$574,980
		interest-bearing loan (3)

The amounts due to related companies as of December 31, 2007 consisted of the following:

Name	Relationship with the	Nature	Interest	Amount
	Company		rate

Tianjin Zhongjin	Common shareholder	Amount due to(5)	Nil	$132,063
Pharmaceutical Co., Ltd.

Tianjin Nanfang Medicine	Common shareholder	Amount due to(5)	Nil	113,525
Co., Ltd.

Golden World Medicine	Common shareholder	R &D research fee	Nil	198,505
Research Centre		payable (4)

Tianjin Golden World Group	Common shareholder	Amount due to(5)	Nil	321,053
Co., Ltd.

Total				$765,146

(1) Advances to suppliers were paid to the Company's related companies as the Company engages its related companies to source raw materials at cheaper prices.

(2) The Company advanced cash to parties related through common shareholders during the fiscal year ended December 31, 2007. The total principal amount of $5,373,119 bears an interest rate of 6% per annum and is also unsecured, and due on December 31, 2007. On January 1, 2008, the Company entered into agreements with each of these related parties to extend the term of each loan until December 31, 2008. There was no collateral for any of the balances with the related companies. Total interest income on the loans for the fiscal year ended December 31, 2007 and 2006 amounted to $297,951 and $181,810, respectively. These amounts have been accrued but have not been paid.

(3) On January 24, 2007, Mr. Fuzhi Song, Director and CEO of the company, issued a loan to TZBD through the trust with Shanghai Pudong Bank for USD 574,980 with a term of one year and interest bearing at 9% per annum.

(4) The amount due to Golden World Drug Research Centre represented the payable for R &D expenses.

(5) These amounts represented that the related parties had paid on behalf of the Company for its general operating activities.

The amounts due from related companies as of December 31, 2006 consisted of the following:

	Relationship with		Interest
Name	the Company	Nature	rate	Amount

Tianjin Zhongjin	Common	Advances to	Nil	$260,114
Pharmaceutical	shareholders	suppliers
Co., Ltd.		(1)
		Short-term	6% p.a.	1,187,176
		interest-bearing loan
		(2)
		Other prepayment	Nil	6,418
		Accrued loan interest	Nil	112,658
Tianjin Golden	Common	Short-term	6% p.a.	1,043,574
World Group Co.,	Shareholders	interest-bearing loan
Ltd.		(2)
		Accrued loan interest	Nil	69,900
		Amount due to	Nil	(198,942)
Tianjin Zhongwei	Common	Short-term	6% p.a.	785,817
Pharmaceutical	Shareholders	interest-bearing loan
Co., Ltd		(2)
.		Accrued loan interest	Nil	50,589
Tianjin Nanfang	Common	Short-term	6% p.a.	524,988
Medicine Co., Ltd.	Shareholders	interest-bearing loan
		(2)
		Accrued loan interest	Nil	33,554
Tianjin Jinshi	Common	Short-term	6% p.a.	179,264
Pharmaceutical Co	Shareholders	interest-bearing loan
Ltd		(2)
		Accrued loan interest	Nil	12,301
Tianjin Jintan Real	Common	Amount due from	Nil	12,805
Estate exploitation	shareholders
Co. Ltd

Total				$4,080,216

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

6. PROPERTY AND EQUIPMENT

	December	December
	31, 2007	31, 2006

Machinery and equipment	$330,892	$308,915
Computer equipment	136,068	20,610

	466,960	329,525

Less: Accumulated depreciation	(270,863)	(199,024)

	$196,097	$130,501

Depreciation expense was $56,139 and $54,800 for the years ended December 31, 2007 and 2006, respectively.

7. DEFFERED SUBSIDY INCOME

The amounts represent subsidies granted by the PRC government for financing a hi-tech projects , research and development on Osteogenesis active material (OAM). Osteogenesis active material (OAM) is a high-tech product with high added value, which is produced by applying modern bio-technology.

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

As of December 31, 2006, the accumulated subsidy granted was $44,817, of which $18,373 was put into use during 2005, but no subsidy income recognized.

During 2007, the subsidy of $399,651 was approved to be and was paid to the Company for financing the Company's research and development on OAM. Total funds used in the project amounted to $143,288 as of December 31, 2007. However, the company only recognized $13,233 of subsidy income in 2007, which was included in other income. The company will recognize the subsidy income regarding the remaining funds used when the submitted report and summary of the project has been approved by government.

8. TAX PENALTY

Our subsidiary, TZBD, is registered in the PRC and is subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax, and tax returns should be filed on a quarterly basis. However, for its first two years of operation from June 2003 to May 2005, TZBD was granted a tax holiday and exempted from PRC's Enterprise Income Tax. While TZBD has been negotiating with the relevant PRC tax authority for an extension of the tax holiday, TZBD has not filed any tax return. As a result, the tax authority has imposed a penalty of $35,009 based on the estimated income of TZBD for its fourth quarter in fiscal year 2005. Although TZBD paid the penalty for 2005 and has recorded its taxes due to the PRC for the fiscal year ended December 31, 2007 and 2006, TZBD has not filed any tax returns since the tax holiday has ended and may be subject to additional penalties in the future. Please refer to Note 13 for additional information.

9. INCOME TAXES

US

Companies within the Group are subject to income taxes on an entity basis on income arising or derived from the tax jurisdiction in which each entity is domiciled. The Company is a Delaware corporation and is subject to the corporation income taxes of the United State of America at a maximum rate of 34%.

The Company has not yet filed its US tax return for the years 2007 and 2006.

PRC

TZBD is subject to Enterprise Income Tax in the PRC at a rate of 33% on net profits. Provision for taxes on earnings of the PRC subsidiary was calculated based on the prevailing accounting standards in the PRC.

The provision for taxes on earnings consisted of current enterprise income taxes paid and accrued, adjusted for permanent differences.

	December	December
	31, 2007	31, 2006

Current income tax expenses	$ 391,037	$ 406,912

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

As of December 31, 2007, $348,736 has been appropriated from retained earnings and set aside for Statutory Surplus Reserve Fund; $174,367 has been appropriated from retained earnings and set aside for welfare fund.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

11. DIRECTORS' AND OFFICERS' COMPENSATION

For the fiscal year ended December 31, 2007, the Company paid an aggregate of approximately $49,231 to its senior executive officers.

The Company currently does not have any option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

During the years ended December 31, 2007 and 2006, there were no warrants or options granted.

12. EARNINGS (LOSS) PER COMMON SHARE

Basic EPS amounts are determined based on the weighted average number of shares of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no potentially dilutive financial instruments as of December 31, 2007, or 2006 which had the effect of reducing the reported net loss per share.

13. COMMITMENTS AND CONTINGENCIES

a. Operating leases

The Company is renting its production facility and its administrative offices from parties related through a major shareholder. On June 1, 2007, the Company renewed the existing leases, upon their expiry on May 31, 2007, for another two years from June 1, 2007 to May 31, 2009 based on the current terms. The following are the approximate minimum lease payments that will have to be made in the years as indicated below based on the operating leases in effect as of December 31, 2007.

December
31, 2007

Year 2008	$33,267
Year 2009	12,321

Minimum lease payments	$45,588

The total rental expense incurred for the years ended December 31, 2007 and 2006 were $35,754 and $27,204, respectively.

b. Income tax

Zhongjin operates and sells its products exclusively in the PRC and is subject to PRC's Enterprise Income Tax at a statutory rate of 33% before December 31, 2007. With the new PRC Enterprise Income Tax Law, effective on January 1, 2008, the Company thereafter will be generally subject to a PRC income tax rate of 25%. For its first two years of operation from June 2003 to May 2005, Zhongjin was granted a tax "holiday" in the PRC and was exempted from PRC's Enterprise Income Tax. In its consolidated financial statements for the years ended December 31, 2007 and 2006, the Company recorded provisions for income taxes based upon the PRC statutory rates in light of the possibility that it would ultimately have to pay the full statutory rates in the PRC.

Genex has not filed any income tax returns in the United States since its inception. It has no permanent establishment or fixed or other place of business and no operations in the United States. Nonetheless, Genex, as a US corporation, remains subject to US taxation on its worldwide income and could potentially be subject to US income taxation on fees payable to it pursuant to the Management Agreement which Genex and Zhongjin entered into in May 2006 (bearing a June 2004 effective date). Nevertheless, Genex has not actually received any payments from Zhongjin under the Management Agreement at this time. If and when any such management fees are actually paid to Genex, Genex will be subject to an income tax rate of approximately 34% in the United States and may be entitled to income tax credit on the basis of income taxes paid in China.

The Internal Revenue Service may disagree with Genex's approach as outlined above and seek to tax amounts owed to Genex under the Management Agreement even though Zhongjin has not actually made any such payments under the Management Agreement, and even though services rendered under such agreement have been performed and received exclusively in China. At this time, the Company is unable to predict with certainty the extent to which it will be subject to additional taxes or penalties, if any.

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

14. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2007 and 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2007 and 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the years ended December 31, 2007 and 2006, all of the Company's sales arose in the PRC. In addition, all accounts receivable as at December 31, 2007 and 2006 also arose in the PRC.

The largest ten customers in the year 2007 included both medical device resellers and hospitals, and accounted for approximately 32% of the Company's total revenues for 2007, of which the largest three customers accounted for 6%, 6% and 3%, respectively. The Company's medical device customers represent 31% of all sales, and direct sales to hospitals account for 69% of sales, in 2007. The Company has entered into sales agreement with major medical device resellers in 2007. Those agreements provide for, among others, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time.

The largest ten customers in the year 2006 included both medical device resellers and hospitals, and accounted for approximately 42% of the Company's total revenues for 2006, of which the largest three customers accounted for 8%, 7% and 5%, respectively. The Company's medical device customers represent 32% of all sales, and direct sales to hospitals account for 68% of sales, in 2006. The Company has entered into sales agreement with major medical device resellers in 2006. Those agreements provide for, among others, the quantities and prices of the goods to be purchased by those resellers from the Company within a certain period of time.

15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

16. SUBSEQUENT EVENT

(1)  As described in note 5, certain loans advanced by the Company to related parties were due on December 31, 2007. On January 1, 2008, the Company entered into agreements with each of these related parties to extend the term of each loan until December 31, 2008.

(2)  On January 23, 2008 the Company repaid the loan due from director of $ 574,980.

17. COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform with the current year presentation.